Form 10QSB
period 1995-03-31
WESTLAND DEVELOPMENT CO INC
filed 1995-05-12
CIK 106423

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1995

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES ACT OF 1934

For the transition period from                to

Commission File Number: 0-7775

                         WESTLAND DEVELOPMENT CO., INC.
              (Exact name of registrants specified in its charter)

           NEW MEXICO                             85-0165021

(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)

                             401 Coors Blvd., N.W.,
                         Albuquerque, New Mexico 87121
                    (Address of principal executive offices)
                                   (Zip Code)

                                      N/A
        (Former name, former address and former three-months, if changed since last report)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

         The number of shares of the registrant's common stock outstanding as of May 10, 1995, was:

     No Par Value Common:              716,608
     Class B $1.00 Par Value Common:    51,100

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                 March 31, 1995

                                     ASSETS
                                  (unaudited)

Cash and cash equivalents ..........................                 $ 1,015,492
Investments ........................................                     891,752
                                                                     -----------
                                                                     $ 1,907,244
Receivables:
   Real estate contracts ...........................   $   207,389
     less related deferred profit ..................       141,402
                                                       -----------
                                                            65,987
     Other receivables .............................        92,729
     Accrued interest ..............................         2,298
                                                       -----------
                                                                         161,014
Land and improvements held for
   future development ..............................                   5,520,064
Income producing properties, net of accumulated
   depreciation of $81,913 .........................                     269,858
Property and equipment, net of accumulated
   depreciation of $350,642 ........................                     392,693
Investment in Limited Partnerships .................                      50,379
Other ..............................................                     474,231
                                                                     -----------
                                                                     $ 8,775,483
                                                                     ===========

                         WESTLAND DEVELOPMENT CO., INC.
                                 March 31, 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (unaudited)

Liabilities
   Accounts payable, accrued expenses
      and other liabilities ..................      $   303,205
   Accrued interest payable ..................           35,694
   Deferred income taxes .....................        3,024,000
   Notes, bonds, mortgages and
      assessments payable ....................        1,299,213
                                                    -----------
                                                                     $ 4,662,112

Stockholders' equity
   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      716,608 shares .........................            8,500
   Class A common stock - $1.00 par
      value; authorized, 736,668
      shares; issued, none ...................              -
   Class B common stock - $1.00 par
      value;  authorized, 491,112
      shares; issued and outstanding,
      51,100 shares ..........................           51,100
   Additional paid-in capital ................          378,677
   Retained earnings .........................        3,675,094
                                                    -----------
                                                                       4,113,371
                                                                     -----------
                                                                     $ 8,775,483
                                                                     ===========

                         WESTLAND DEVELOPMENT CO., INC.

                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                      For the 3 months ended
                                                             March 31,
                                                      1995              1994
                                                 -------------     -------------
Revenues

Land .......................................      $   101,027       $   685,560
Deferred profit recognized on
    installment sales ......................           34,002             3,524
 Rentals ...................................           35,411            10,160
                                                 -------------     -------------
                                                      170,440           699,244
Costs and expenses
   Cost of land revenues ...................            2,330            14,890
   Cost of rentals .........................            5,006             8,136
   Other general and administrative ........          469,879           348,991
   Loss on investments .....................             -              212,246
   Legal ...................................           16,858            39,107
                                                 -------------     -------------
                                                      494,073           623,370
                                                 -------------     -------------
     (Loss)Income from operations ..........         (323,633)           75,874

Other (income) expense
   Interest income .........................             (155)          (16,345)
   Gain on sale of property and
         equipment .........................           (1,248)             --
   Other income ............................          (30,361)          (16,631)

   Interest expense ........................           27,054            26,312
                                                 -------------     -------------
                                                       (4,710)           (6,664)
                                                 -------------     -------------
     (Loss) Earnings before income
             taxes .........................         (318,923)           82,538
Income taxes ...............................             -               35,492
                                                 -------------     -------------

     NET (LOSS) EARNINGS ...................      $  (318,923)      $    47,046
                                                  ------------      ------------
eighted average common and
   common equivalent shares
   outstanding .............................          767,708           767,708
                                                  ============      ============
Net (Loss) earnings per common and
   common equivalent share .................      $      (.42)      $       .06
                                                  ============      ============

                         WESTLAND DEVELOPMENT CO., INC.

                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                      For the 9 months ended
                                                            March 31,
                                                      1995              1994
                                                 -------------     -------------
Revenues

Land .......................................     $    709,633      $  1,039,494
Deferred profit recognized on
    installment sales ......................           50,720            13,252
Rentals ....................................           55,630            47,906
                                                 -------------     -------------
                                                      815,983         1,100,652
Costs and expenses
   Cost of land revenues ...................           14,976            18,752
   Cost of rentals .........................           21,218            70,167
   Other general and administrative ........        1,239,267         1,017,341
   Loss on investments .....................              -             212,246
   Legal ...................................           84,821            91,571
                                                 -------------     -------------
                                                    1,360,282         1,410,077
                                                 -------------     -------------
     Operating Loss ........................         (544,299)         (309,425)
Other (income) expense
   Interest income .........................          (98,784)          (77,058)
   Gain on sale of property and
         equipment .........................           (1,488)         (423,525)
   Other income ............................         (110,638)          (20,274)
   Interest expense ........................           77,601            78,028
                                                 -------------     -------------
                                                     (133,309)         (442,829)
                                                 -------------     -------------
     (Loss) earnings before income
            taxes ..........................         (410,990)          133,404
Income taxes ...............................             -               57,364
                                                 -------------     -------------

     NET (LOSS) EARNINGS ...................     $   (410,990)     $     76,040
                                                 =============     =============
Weighted average common and
   common equivalent shares
   outstanding .............................          767,708           767,708
                                                 =============     =============
Net (loss) earnings per common and
   common equivalent share .................     $       (.54)     $        .10
                                                 =============     =============

                         WESTLAND DEVELOPMENT CO., INC.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                      For the 9 months ended
                                                            March 31,
                                                      1995              1994
                                                 -------------     -------------

Cash flows from operating activities
 Cash received from land sales
   and collections on real
   estate contracts receivable .............     $    678,288      $  1,045,789
 Cash paid to develop real
   estate ..................................       (1,120,099)          (20,920)
 Cash received from rental
   operations ..............................          202,328            47,906
 Cash paid for rental operations ...........          (11,194)          (43,906)
 Cash paid for property
   taxes and maintenance ...................          (54,140)          (37,259)
 Purchase of investments ...................      (14,682,908)         (965,637)
 Proceeds on sale and maturity of
   investments .............................       15,709,794           176,000
 Interest received .........................           79,516            74,732
 Interest paid (net of amount
   capitalized) ............................          (31,632)          (63,728)
 Income taxes received .....................            6,603              --
 Legal and other general and
   administrative costs paid ...............       (1,248,572)       (1,249,129)
 Other income ..............................           12,932             2,052
                                                 -------------     -------------
Net cash used in operating
 activities ................................     $   (459,084)     $ (1,034,100)
                                                 =============     =============

                         WESTLAND DEVELOPMENT CO., INC.

                                  (unaudited)

                                                      For the 9 months ended
                                                            March 31,
                                                      1995              1994
                                                  ------------      ------------

Cash flows from investing activities
 Capital expenditures for income
   producing and other properties ........     $    (258,370)     $     (12,984)
 Proceeds from sale of assets ............           560,594
 Sinking fund deposit ....................          (248,760)              -
 Investment in other assets ..............              -              (560,594)
 Investment in limited partnerships ......           (27,470)          (174,900)
                                               --------------     --------------
Net cash used in investing
   activities ............................          (534,600)          (187,884)

Cash flows from financing activities
 Issuance of bonds .......................              -               252,900
 Borrowing on notes, mortgages and
    assessments payable ..................           112,207               -
 Repayments of bonds, mortgages,
   notes and assessments payable .........          (126,556)          (202,659)
 Payment of dividends ....................          (767,708)          (383,854)
                                               --------------     --------------
Net cash used in financing
  activities .............................     $    (782,057)          (333,613)
                                               --------------     --------------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS ...................        (1,775,741)        (1,555,597)
Cash and cash equivalents at
  beginning of period ....................         2,791,233          2,051,650
                                               --------------     --------------
Cash and cash equivalents at
  end of period ..........................     $   1,015,492      $     496,053
                                               ==============     ==============

                         WESTLAND DEVELOPMENT CO., INC.

                                  (unaudited)

                                                      For the 9 months ended
                                                            March 31,
                                                      1995              1994
                                                 -------------     -------------

Reconciliation of net earnings
 (loss) to net cash used in
 operating activities
Net (loss) earnings ........................     $   (410,990)     $     76,040
Adjustments to reconcile net
 (loss) earnings to net cash used
 in operating activities
     Depreciation ..........................     $     26,532            18,540
     Collection on real estate
       contracts receivable ................           85,946            64,395
     Profit recognized on prior
       years' installment sales ............          (50,720)            6,248
     Gain on sale of assets ................           (1,488)         (423,525)

Change in
     Investments ...........................        1,027,289          (577,391)
     Deferred income taxes .................            6,000            57,364
     Rents receivable, accrued interest
       property tax and other ..............          (54,270)            3,332
     Land and improvements held for
       future development and income
       producing properties ................       (1,123,840)          (67,601)
     Other assets ..........................           10,522          (150,878)
     Accounts and retainages payable,
       accrued interest and other
        liabilities ........................           25,935           (40,624)
                                                 -------------     -------------

Net cash used in
  operating activities .....................     $   (459,084)     $ (1,034,100)
                                                 =============     =============

         There were no material noncash investing or financing activities in either nine month period.

                         WESTLAND DEVELOPMENT CO., INC.

                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)

                                 March 31, 1995

         1. The balance sheet at March 31, 1995, statements of cash flows for the nine months then ended and statements of operations for the three and nine months then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 1994. The results of operations for the nine months ended March 31, 1995 are not necessarily indicative of operating results for the full year.

         2. The computation of net earnings per common and common equivalent share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration (referred to as equivalents), which for all periods presented was 767,708.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of operations.

         During the nine months ended March 31, 1995, the Company's cash and cash equivalents decreased by $1,775,741 as a result of several factors, most notably maturing investments in government securities which provided $1,027,289, net, in excess of reinvestment and such uses as payment of dividends in the amount of $767,708, capital expenditures of $258,370, land development costs of $1,120,099 and bond retirement sinking fund payments of $248,760.

         During the third quarter of the current fiscal year, the Company had revenue of $170,440 compared to $699,244 during the same period in the prior fiscal year. Operating expenses during the three months ended March 31, 1995, were $494,073 compared to $623,370 during the comparable period in 1994, which included a loss on investments of $212,246.

         For the current year to date, the Company had total revenues of $815,983 compared to $1,100,652 in the prior year, and expenses of $1,360,282 in 1995 compared to $1,410,077 in 1994. For the nine months ended March 31, 1995, other income amounted to $133,309 while in the same period in 1994 it was $442,829, including gain on sale of assets of $423,525.

         During the current fiscal year, management has changed the Company's sales emphasis from raw acreage to improved lots, which is expected to increase profitability. To this end, land development costs have been approximately $1,120,000 through March 31, 1995.

At the time of this report, cash provided from sales of these lots has exceeded $200,000.

          The Company has committed to the acquisition of a retail facility which will require total cash outlays of approximately $690,000. Other than that, management is not aware of any event or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity except as follows:

         The Company may expend approximately $2,000,000 or more to acquire replacement property, including the retail center, above, for land sold to the National Park Service under threat of condemnation in prior years. In the event the Company does not replace the property sold to the National Park Service, it may need to utilize a substantial portion of its liquid investments for federal and state income taxes.

PART II.  OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS
         Other than ordinary routine litigation incidental to the Company's business, the Company and/or members of its management are currently parties in the following legal proceeding:

WESTLAND, et al v. KENNY ROMERO, et al.
         Following the filings of various legal actions during 1987 against the Company's officers and directors alleging violations of Federal and State securities laws, the Company learned that certain members of El Nuevo Comienzo had agreed to underwrite the costs and expenses of the litigation for certain of the Plaintiffs in those cases (previously reported by the Company under the heading "Anaya, et al v. Westland"). The Company concluded that the action by those members of El Nuevo Comienzo who so agreed was an abuse of legal process and brought action in the New Mexico District Court for Bernalillo County seeking compensatory damages from the Defendants. In July 1989, the Defendants filed a motion for permission to file a counter claim against the Company, which was granted by the Court. On November 5, 1991, the Court rendered its decision to dismiss defendants' counter claim, which order the defendants appealed. In February 3, 1994, the New Mexico Court of Appeals denied the defendant's appeal of the District Court's order granting the Company's motion for summary judgment. The Company's complaint has been set for trial in August, 1995.

ITEM 2.           CHANGES IN SECURITIES
         NONE
ITEM 3.           DEFAULTS IN SENIOR SECURITIES
         NONE
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (a)      Election of Directors
                  On November 1, 1994, at the Registrant's Annual Meeting of the Shareholders, the shareholders elected three Class A directors to its Board of Directors. The persons so elected are Barbara Page, Polecarpio "Lee" Anaya and Raymundo Mares.
         (b)      Continuing Directors
                  The Registrant's Class B and Class C directors continued after the meeting. The Registrant's Class B and Class
                  C directors are as follows: Class B: David C. Armijo, Josie Castillo and Carmel Chavez. Class C: Sosimo Sanchez Padilla, Carlos Saavedra and Abelino Herrera.
ITEM 5.  OTHER INFORMATION
         NONE
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  There are no exhibits required by Item 601 of Regulation
              S-K.
         (b) Reports on Form 8-K. State whether any reports on Form 8-K have been filed during the quarter for which this report is filed, listing the items reported, any financial statements filed, and the dates of any such reports.

                           NONE

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WESTLAND DEVELOPMENT CO., INC.


DATE:  March 12, 1995                     By:___________________________________
                                          Barbara Page, President,Chief
                                          Executive Officer and Chief
                                          Accounting Officer