Form 10QSB/A
period 1995-03-31
WESTLAND DEVELOPMENT CO INC
filed 1995-05-15
CIK 106423

FORM 10-QSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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


                         WESTLAND DEVELOPMENT CO., INC.


DATE:  May 12, 1995                     By:___________________________________
                                          Barbara Page, President,Chief
                                          Executive Officer and Chief
                                          Accounting Officer