Form 10KSB
period 1995-06-30
WESTLAND DEVELOPMENT CO INC
filed 1995-09-28
CIK 106423

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1995

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number:  0-7775

                         WESTLAND DEVELOPMENT CO., INC.
             (Exact name of registrant as specified in its charter)

        New Mexico                                    85-0165021
       (State or other jurisdiction of             (I.R.S. Employer
     incorporation or other organization          Identification No.)

           401 Coors Boulevard, N.W., Albuquerque, New Mexico, 87121
              (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 505-831-9600

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                           No Par Value Common Stock
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $3,007,533

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $6,785,366.

     The number of shares outstanding of each of the Registrant's classes of common stock, as of September 18, 1995, was:

                      No Par Value Common: 716,608 shares.
                         Class A $1.00 Par Value: none.
                    Class B $1.00 Par Value: 76,100 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference herein:

     Part II - Items 5, 6, 7, - Registrant's Annual Report for the fiscal year ended June 30, 1995.

     Part III- Items 9, 10, 11, and 12 - Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 15, 1995.

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

     General Development of Business.

     Westland Development Co., Inc., a New Mexico for-profit corporation ("Registrant"), is the successor to a community land grant corporation named Town of Atrisco, Inc., which itself was a successor to a Spanish community land grant named the Atrisco Land Grant. Information concerning the historical background of these predecessor organizations and the conversion in 1967 from a community land grant corporation into a business corporation can be found in the Registrant's Form 10 and its Form 10-K for the fiscal year ended June 30, 1974.

     The Registrant's executive offices are located in its own building at 401 Coors Boulevard, N.W., Albuquerque, New Mexico, 87121, telephone (505) 831-9600, on land which was originally part of the Atrisco Land Grant.

     The Registrant is the owner of approximately 59,000 acres of land located on the west side of Albuquerque, New Mexico. More than 99% of its property is held for long term investment and is not currently marketed nor planned for development in the foreseeable future, most of which is devoted to the grazing of cattle. The Registrant derives revenues through commercial and land leases, partnerships formed for various development projects, lot development and sales and land sales.

     As of September 15, 1995, approximately 280 acres of the Registrant's land located on the west side of the City of Albuquerque, New Mexico have been segregated for development.

     The Registrant believes that over the next few years it will decrease its reliance on raw land sales and increase its sales of fully developed residential lots ready for construction, enter into joint ventures, land developments, ground leases, limited partnerships and, if warranted by available capital, may begin the construction of industrial and commercial structures for lease or sale. The Registrant's long term business philosophy is to enhance the value of the Registrant's land through careful planning and development, while retaining ownership of a major portion of the land in perpetuity and simultaneously increasing the value of the Registrant's stock and to provide dividends for its shareholders, when consistent with the Registrant's need for a sufficient cash flow to meet current operating expenses.

     Narrative Description of Business.

     In addition to the approximately 59,000 acres of land devoted to grazing discussed above, the Registrant previously developed six sector plans for the development of certain of its properties. Each such plan encompassed approximately 600 to 1,000 acres and are identified by the Registrant as Atrisco Urban Center and El Rancho Atrisco, Phases I through V. Portions of Phases I and IV have been developed and sold and development of Phase V sector plan was abandoned due the introduction of the Petroglyph National Monument. A revised sector plan for the area between Unser and Paseo del Volcan was initiated in January of 1994.

     1.  Land and Grazing Leases.

     Approximately 56,000 acres of the Registrant's land is not planned for development and is currently leased to others under grazing lease(s) or various other leases. As of June 30, 1995 the Company has leases, all of which were with unaffiliated persons, providing rental income of approximately $152,000.

     2.  Development Properties.

     In the last 15 years, the Company has planned and developed four areas which initially covered approximately 1,600 acres, of which, as of June 30, 1995, the Registrant owns approximately 300 acres. A summary of the development areas is as follows:

 a. Atrisco Urban Center

     1) Atrisco Urban Center Development and Sales. The Registrant still owns approximately 72 acres within this Center. It intends to continue to work with end users to develop projects. A senior citizen's center, four manufacturing facilities, a warehouse facility, an office building, a police substation, a 400-unit apartment complex, gas station and car wash are among the projects currently located in the Center. See items number 3 and 4 below for a discussion of current construction projects.

     2) Atrisco Urban Center Rental Properties. The Registrant owns a two-story office building in the Atrisco Urban Center. The entire first floor (approximately 5,057 square feet of rentable space) is leased to Sunwest Bank of Albuquerque, N.A. for use as a branch bank for a term ending in October 1999. The Registrant occupies the second floor of this building.

     3) Cedar Ridge Estates Subdivision. The Registrant owns a 37 acre tract located within the Atrisco Urban Center zoned for a single family residential subdivision called Cedar Ridge Estates. The Registrant has completed development of the first phase consisting of approximately 11 acres and 57 lots. A Builder executed an option agreement for the purchase of those developed lots for moderate residential subdivisions and as of September 15, 1995, had purchased 13 lots. Houses are selling in the range of $100,000 to $120,000.

     4) Assisted Living Development Corporation. The Registrant has entered into a partnership arrangement with Assisted Living Development Corp. of Portland, Oregon for the development and ownership of a housing facility for persons in need of some care but ambulatory. The 40 unit complex is under construction on the Company's property located next to a City of Albuquerque Senior Citizen Center. The facility is expected to be completed in the winter of 1995.

 b.  Sector Plan.

     1) The Registrant has made application for a sector development plan covering approximately 6,400 acres to be annexed to the City of Albuquerque. The sector plan is located north of Interstate 40 and south of the area designated for the Petroglyph National Monument for the establishment of a sector plan.

 c. ERA Phase II; Volcano Business Park.

     Volcano Business Park consists of approximately 22 acres zoned for industrial park uses of which 11 acres have been platted and developed into 9 lots. The Registrant has entered into a partnership arrangement through which it will supervise construction, manage and own 50% of an 172 unit storage facility on approximately 1.7 acres of this property.

 d. ERA Phase III Commercial, Industrial and Residential Developments.

     In 1985, the Registrant completed the planning of Heritage Park and Heritage Plaza in El Rancho Atrisco Phase III. Those plans included construction of a total of 200,000 square feet of office space, approximately 100,000 square feet of retail space, 130 acres for industrial usage (Ladera Industrial Park), and 31 acres of high density housing. During fiscal 1995, the Registrant sold a
6.3 acre tract and also joined a limited liability corporation for the development of an 8.5 acre tract, both of which will be developed for affordable multi-family apartment units. Additionally, the Registrant has entered into a purchase agreement with Diamond Shamrock for the development of a a convenience store-gas station at the corner of Unser and Ladera Drive. Prospects for the sale or development of the office and commercial property may be improving because of the growing demand for such property and the construction of single family homes west of Unser. The Registrant also has entered into a sale agreement for an approximately 16 acre tract with a home builder based in Las Vegas, Nevada.

 c. Other Properties.

     1). Travel Plaza. In March 1990, the Registrant submitted a zone change request to Bernalillo County for 100 acres for a travel center and related commercial uses. In June 1990, the County Commission approved the request for zone change. Anticipated users may include restaurants, motel-hotel facilities, fueling stations, and other travel/tourist related facilities. During 1995, the Registrant sold two acres for approximately $90,000.

     2). Sivage Thomas. During fiscal year 1992, the Company signed an Option Agreement with Sivage Thomas Homes, Inc. of Albuquerque, New Mexico to acquire up to 48 acres of land lying west of Unser Boulevard and South of Ladera Boulevard for the construction of approximately 240 homes. As of June 30, 1994 all acreage had been sold.

     In 1994, the Company agreed to develop approximately 15 acres of land (57 lots) for Sivage Thomas adjacent to the above subdivision. Development of the residential lots is complete and sales effort related to the lots is underway. As of September 15, 1995, 47 lots had been sold. The Registrant is now planning the next phase of development with construction anticipated to begin during the late winter of 1995.

     3). Recreation Complex. During fiscal 1994, the Registrant entered into a lease/option arrangement with PG Corporation, a New Mexico corporation, for 100 acres of Registrant's land located north of I-40 on Paseo del Volcan. A portion of the property was subsequently developed as a recreation and softball complex. The Registrant exchanged $100,000 in rental and option payments for a 6% equity position in the Partnership which owns and operates the recreation venture.

     4). Tierra Oeste. The Registrant has committed approximately 28 acres of land north of Ladera Dr., west of Unser Blvd, to a limited liability corporation. The Registrant is a shareholder in said corporation. In July, 1995, this limited liability corporation executed a sale agreement with a Las Vegas, Nevada home builder for the purchase of developed lots. Construction of the property is expected to commence in the fall of 1995.

     5). Education and Community Projects. Approximately 50 acres of land have been donated to the Technical-Vocational Institute for the construction of a southwest mesa campus. The Company also donated approximately 8 acres to Youth Development, Inc. The properties are located in the Gun Club Rd. area, although they may be traded for sites further to the west along the proposed extension of Rio Bravo Boulevard. In addition, the Registrant has agreed to donate 12 acres to Albuquerque Public Schools and up to 10 acres to the Archdiose of Santa Fe, in the same area.

 d.  Land Sales and Condemnation.

     1). Land Sales. The Registrant has, in the last year, completed 10 transactions totaling 71 acres, not including lots sold to Sivage Thomas and Scott Patrick, Inc.

     2). Condemnation. During the fiscal year ended June 30, 1990, the City of Albuquerque condemned approximately 30 acres of the Registrant's land for a roadway to its new solid waste disposal facility. The Registrant received $70,809 from the City for this property. The Registrant has been awarded $75,000 by the District Court, and is currently appealing the case.

     3). Petroglyph National Monument Properties. On June 27, 1990, the United States Congress established an approximately 7,000 acre national monument (the Petroglyph National Monument) to preserve and protect the volcanic escarpment on Albuquerque's West Mesa area. The Monument's proposed boundaries included approximately 1,964 acres of the Registrant's land. The Company sold 444 acres in fiscal year 1992, 713 acres in fiscal 1993, 118 acres in fiscal 1994, and 24 acres in fiscal 1995, to the National Park Service. Approximately 665 acres have yet to be acquired by the Park Service and the Registrant has been given no assurance when the final purchases of the property may occur. The Registrant's Board of Directors has agreed that, subject to negotiation of acceptable terms of sale, the Registrant will sell to the National Park Service the Registrant's remaining lands included in the Monument.

 e. Reinvestment Properties.

     As part of the Registrant's plan to defer as much of the tax burden arising from the sale of its lands to the Park Service for inclusion in the Petroglyph National Monument, during the last fiscal year it reinvested its funds in the properties described below. As a result of these purchases, the Registrant believes that it has deferred approximately $ 3,500,000 of taxes. Development Property.

     During the fiscal year the Registrant purchased for $ 312,000 a 3.5 acre tract of undeveloped land located at the corner of Coors and Bridge Boulevards in Albuquerque that is zoned for commercial use and is now being studied for commercial development in the near future.

     Revenue Producing Property.

     During the last fiscal year, as part of its tax deferral program related to proceeds from the sale of its land included in the Petroglyph Monument, the Registrant purchased land upon which commercial buildings were constructed and leased to others. Those properties are:

     a) The Registrant acquired a commercial building at Coors Boulevard and Sequoia Road in Albuquerque at a cost of $2,630,000, $1,943,000 of which is subject to a Mortgage upon which the Registrant must pay payments of $17,969.78. This building has been leased to Walgreen Co. for 20 years at a fixed rent of $19,173.37 per month plus additional rent based upon a formula of gross sales up to a maximum rent of $460,161 in any one year.

     b) The Registrant acquired a commercial building in Albuquerque's Industrial Park at a cost of $1,059,000, $780,000 of which is subject to a Mortgage upon which the Registrant must make monthly payments of $6,893. This building has been leased to Circuit City Stores for 10 years at an escalating rental beginning at $4.25 per square foot the first year and increasing in stages to $5.55 per square foot in the tenth year. The lessee has also been granted the right to extend the lease for two additional 5 year terms at escalating rental rates during each of the years of any extended term. The rent for the first year of the lease is $8,212.77 per month.

     Current Real Estate Market Conditions.

     The market conditions for the development and sale of properties in Albuquerque are positive at the present time. The abundance of properties for sale at relatively low prices due to foreclosures, failures, and takeovers which existed for the past several years seems to have been almost all absorbed, including properties held by the Resolution Trust Corporation. Multi family vacancy rates are at a long time low and rents are climbing which has triggered a spurt of new multi family residential development. For the foreseeable future it appears that commercial and industrial will further stabilize and the boom in single family residential construction will level off, but continue to be strong.

     Competition.

     The Registrant's industrial parks - The Atrisco Urban Center, Volcano Business Park and Ladera Industrial Park compete with other business and industrial parks in the Albuquerque area, including some that are more established and some that are located nearer the major population centers of Albuquerque. The Registrant believes that a sale to Coca Cola by others within the Business Park will add to the quality of the Park's tenants and will attract other businesses to the Park.

     Residential subdivisions on the Registrant's land compete with other areas in the Albuquerque housing market (essentially Bernalillo County and portions of Sandoval County and Valencia County), some of which are located in areas that are nearer the population centers of Albuquerque, as well as with other subdivisions on the western side of the City of Albuquerque. A number of large subdivisions to the north of the Registrant's land are not fully sold. These include Rio Rancho (about six miles north of the Registrant's land), Paradise Hills (about five miles north of the Registrant's land), Volcano Cliffs and Taylor Ranch (each about two to three miles north of the Registrant's land).

     Development of a regional shopping center on Registrant's land has been delayed indefinitely because of the establishment of a regional shopping center located in the northwest portion of the City of Albuquerque (about 5 miles north of the Registrant's land), as well as the development of other large strip centers being constructed by competitors to the north of the Registrant's land, but the Registrant signed a listing agreement with a broker to market Heritage Plaza at the corner of I-40 and Unser to potential users as a neighborhood center.

     The mandate by the State Legislature for implementation of Impact Fees may result in the Registrant's lands being disadvantaged because the fees that surrounding counties may be permitted to charge may be less than those that will be charged by Bernalillo County.

     Employees.

     As of June 30, 1995, the Registrant had ten full-time and six part-time employees. The Registrant's president, who is also a director, is a full time employee. The Registrant also had contractual relationships with five individuals who provided various services to the Company.

     Government Regulations.

     The Registrant's ability to undertake an active program of development of its land and management of its rental properties, (whether such development is performed by the Registrant itself or by sale of the Registrant's land to others for development), is dependent on the Registrant's ability to comply with laws and regulations of the State of New Mexico and Bernalillo County, and the City of Albuquerque, applicable to general environmental protection, land-use planning, annexation, zoning and subdivisions. Both County and City regulate the subdivision of land and impose zoning and building permit requirements. The subdivision regulations of both Bernalillo County and the City of Albuquerque require, as a condition of approval of proposed subdivisions, that adequate provision be made by the developer for land use planning, water (both to quantity and quality), liquid waste disposal, solid waste disposal, sufficient and adequate roads and storm drain management.

     Although the compliance with federal, state, and local provisions relating to the protection of the environment, including laws regulating subdivisions and land-use planning, has had no material effect upon the capital expenditures, earnings and competitive position of the Registrant, no assurance can be given that this situation will continue. Requests relating to flood drainage, traffic flow and similar matters from the City of Albuquerque have occasionally delayed the receipt of necessary building permits and required modification of development proposals. The opening of the Double Eagle II Municipal Airport by the City of Albuquerque to the north of the Registrant's Land on Paseo del Volcan may have an impact on the use of and planning for the Registrant's Land in the vicinity of the airport as will the creation of the Petroglyph National Monument, although Management believes both facilities will favorably impact the Company's Lands.

     At the Registrant's request, the City of Albuquerque has created Special Assessment Districts affecting the Atrisco Urban Center and the El Rancho
Atrisco areas for the financing of water, sewer, paving and other street improvements, and levied assessment liens on them. This has provided a mechanism for financing these improvements.

     Approximately 3,000 acres of the Registrant's land is designated "Developing Urban" by the current Albuquerque/Bernalillo County Comprehensive Plan. According to the Plan, "Developing Urban" land is land without accepted and approved platting, but which has adequate resource capabilities for urbanization. Certain land use regulations contained in the Comprehensive Plan apply to said land which may inhibit its development to its highest and best use.
     Availability of Water and Municipal Services.

     The unavailability of sufficient water has often been a major inhibiting factor in the land development business in the Southwest. The extent of the Registrant's water rights has not been determined. However, lack of ownership of water rights by the Registrant would not be an inhibiting factor to the developing of the Registrant's land if adequate water were to be made available through the City of Albuquerque and/or other water sources or by purchase by the Registrant or a developer that might purchase and develop land. For example, both Tierra West Mobile Home Park and the PG Corporation Complex leased or purchased water rights and drilled wells to meet their water needs.

     Under present annexation policies of the City of Albuquerque, annexation to the City of Albuquerque of portions of the Registrant's land is a requirement by City before it will extend water and sewer services to those portions within a reasonable period of time after annexation. However, the cost of water distribution and sewer lines would have to be borne by the developer, or by subsequent purchasers of the annexed portions. If the Registrant were given timely assurance by the City that such service would not be furnished and that the City would not pursue annexation of the property, alternative methods of providing water, sewer and other services would have to be developed to assure compliance with subdivision and environmental regulations. Several alternative sources are being investigated.

     With the exception of the Atrisco Urban Center and the residential subdivisions, most of the Registrant's land lies outside the municipal limits of the City of Albuquerque and are not furnished with City of Albuquerque water or other City of Albuquerque services. The Registrant experienced little difficulty in having the Atrisco Urban Center and the residential subdivisions annexed to the City of Albuquerque and furnished with services, but the same cannot be assumed for other areas of Registrant's land.

     Water Rights.

     The Registrant's land lies within a declared underground water basin, meaning that the Registrant's right to use surface or underground waters on the Registrant's land arises exclusively from actual appropriation, if any, of those waters for beneficial use in accordance with state law. In New Mexico, the legal questions surrounding the right to use water are issues which generally must be determined by the State Engineer, who administers the state water laws, and by the courts if a conflict exists between a water user and the State Engineer or between water users. Because such legal questions have not been before a New Mexico court and because the Registrant has received water through the City water system as development of the its land has progressed, it has not to date sought a determination of its water rights.

     Other Factors Affecting Development of Registrant's Land.

     Various activist groups, as well as neighborhood organizations occasionally have in the past taken actions which have, to some extent, delayed the Registrant's plans for the development of some of its lands. During the past fiscal year two activist groups filed appeals with the City of Albuquerque related to the Registrant's Sector Plan. However, the Sector Plan was upheld with only minor modifications.

ITEM 2:  DESCRIPTION OF PROPERTIES

     The major physical assets owned by the Registrant are its land which is owned in fee simple. The land comprises approximately 59,000 acres of undeveloped land held for long-term investment and approximately 280 acres of land remaining from those which the Registrant has developed to various stages of completion. The Registrant also owns the Atrisco Urban Center office building, comprising approximately 11,097 square feet, which the Registrant uses in its rental operations. This building has mortgages against it aggregating approximately $324,000 as of June 30, 1995. Approximately 5,500 square footage of the building is leased to Sunwest Bank at a monthly rental of $3,160. The Registrant also owns two commercial buildings that are leased to others. See "Item 1. Business - Reinvestment Properties."

     The population of the Albuquerque metropolitan area has grown significantly over the last 40 years. Physical expansion of the City of Albuquerque has taken place on the north, south and east sides, but the bulk of the most recent growth has been west of the Rio Grande River where the Registrant's land is located. In fact, much of the real property directly west of the City of Albuquerque is the Registrant's land., which was previously considered unmarketable and was, therefore, generally viewed as being unavailable for the expansion of the City of Albuquerque. The Registrant anticipates that growth of the West Side will continue into the foreseeable future.

     The Registrant's land is bisected by Interstate Highway I-40, the main east-west thoroughfare through Albuquerque. Access to the Registrant's land from Interstate 40 is provided by the Coors Boulevard interchange near the eastern edge of the Registrant's land, by the Unser Boulevard interchange at the western edge of the Atrisco Urban Center, by the 98th Street interchange to the west of the Atrisco Urban Center and by the Paseo del Volcan interchange where I-40, Paseo del Volcan and Central Avenue meet. Running north from the I-40 interchange, Paseo del Volcan transverses about 4 1/2 miles of the Registrant's land to the Double Eagle II Airport. In 1994, the Registrant dedicated approximately 180 acres to Bernalillo County's for the linking of Paseo del Volcan and Rio Bravo. The County has built out Paseo del Volcan south of the I-40 interchange. The County is expected to begin construction on Rio Bravo during the current year. The Registrant and other landowners and developers (the Northwest Loop Association) dedicated land and has paid a portion of the design costs for the Northwest Loop, which has been approved by the New Mexico State Highway Commission. The Northwest Loop will extend for approximately 39 miles and will connect I-40 and New Mexico State Highway 44, traversing the western portion of the Registrant's land. In 1995 the Registrant donated 169 acres for development of the Northwest Loop. Completion of the Northwest Loop is not expected for 15 to 20 years. Most of the Registrant's land is remote and not readily accessible, not serviced by utilities, and Registrant believes that the bulk of its land will not be available for development in the foreseeable future.

     There is no limitation on the kind of securities into which the Company may exchange real estate. The Company has considered, and would exchange property for partnership units or other securities issued by others for the purpose of developing the Company's land.

     A large portion of the undeveloped land is leased for agricultural uses (see "Item 1. "Business." The bulk of the Registrant's undeveloped land is held for long term investment.

     In the opinion of the Company's Management, its property is adequately covered by insurance.

ITEM 3:  LEGAL PROCEEDINGS

     Other  than  ordinary  routine  litigation   incidental  to  the  Company's
business, the Company and/or members of its management are currently parties in the following legal proceedings:

1. Westland et al v. Kenny Romero, et al.

     Since 1989, the Company has reported the above captioned litigation filed by the Company in the District Court for Bernalillo County, New Mexico in which sought damages from the Defendants for abuse of legal process. On August 7, 1995, this action was settled by agreement between the parties, the terms of which are subject to a non-disclosure agreement.

2. Westland's El Campo Santo, Inc. (a wholly owned subsidiary) v. Nick Cordova

     The Company's  wholly owned  subsidiary,  Westland's  El Campo Santo,  Inc.
("ECS") which owns a cemetery in Albuquerque that is primarily devoted to the burial of the Company's shareholders, sued Nick Cordova ("Cordova"), an independent grave digger who digs graves for the county, mortuaries and individuals, in an effort to obtain burial information related to the interment by Cordova of indigent persons for Bernalillo County and others. On October 26, 1994, this action was settled by agreement between the parties, the terms of which are subject to a non-disclosure agreement.

3.  Anzures vs. Crestview Funeral Home, Inc. and Westland Development Co., Inc.

     On November 3, 1994, a relative of an unidentified indigent person who was buried at County expense in a cemetery owned by El Campo Santo, Inc., sued the funeral home and the Company claiming that both of the defendants breached their obligation to bury the relative decently by keeping track of the location of the gravesite, and that the breach caused the plaintiff extreme emotional distress and upset. The complaint also alleges that the Company and the funeral home conspired to prevent the Plaintiff from learning the whereabouts of their deceased relative.

     The funeral home has settled with the plaintiff. The Company does not believe that it is liable to the plaintiff because it had neither a contractual obligation to the deceased or his family or any duty to bury the deceased or locate the deceased's gravesite.

     To determine the cost of this matter, and to limit its exposure to liability, the Company settled this matter on September 18, 1995, the terms of which are subject to a non-disclosure agreement.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1995.

                                  PART II

ITEM 5:  MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

     Information required by this item is incorporated by reference to the item in the Registrant's Annual Report to Shareholders for the year ended June 30, 1995 entitled "Market Price and Dividends on Westland's Common Equity and Related Stockholder Matters."

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The  information  required by this item is incorporated by reference to the item in the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1995 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation."

ITEM 7:  FINANCIAL STATEMENTS

     The information required by this item is incorporated by reference to the Financial Statements in the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1995 which is attached as an exhibit to this report.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with Accountants of the kind described by Item 304 of Regulation S-B at any time during the Registrant's two
(2) most recent fiscal years.
                                 PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COM PLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information required by this item is incorporated by reference to the items in the Registrant's Definitive Proxy Statement for the November 15, 1995, Annual Meeting of Shareholders entitled "Election of Directors" and "Directors and Executive Officers". All reports required by Section 16(a) of the Exchange Act to be filed during the fiscal year were filed.

ITEM 10:  EXECUTIVE COMPENSATION

     The  information  required by this item is incorporated by reference to the item in the Registrant's Definitive Proxy Statement for the November 15, 1995, Annual Meeting of Shareholders entitled "Executive Compensation".

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The  information  required by this item is incorporated by reference to the item in the Registrant's Definitive Proxy Statement for the November 15, 1995, Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof".

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  information  required by this item is incorporated by reference to the item in the Registrant's Definitive Proxy Statement for the November 15, 1995, Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof" and "Executive Compensation".

ITEM 13:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-KSB

(a) Exhibits:

     1. Financial Statements, incorporated by reference to the Registrant's Annual Report to Shareholders for each of the two years ended June 30, 1995:

     Report of Independent Certified Public Accountants
     Balance Sheet
     Statements of Earnings
     Statement of Stockholders' Equity
     Statements of Cash Flows
     Notes to Financial Statements

     2.  Exhibits:

     (3) Articles of Incorporation and Bylaws:

     (3)(i) Articles of  Incorporation  filed as an exhibit to the  registrant's
Registration Statement on Form 10-K on September 28, 1982 and incorporated herein by reference.

     (3)(ii) Restated Bylaws filed as an exhibit with the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993.

     (10) Material Contracts:

     (10.1) Consulting Agreement with Sosimo Padilla, dated December 18, 1992, as filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.

     (10.2) Consulting Agreement with Polecarpio (Lee) Anaya, dated December 18, 1992, as filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.

     (10.3) Employment Agreement with Barbara Page, dated December 18, 1992, as filed with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.

     (10.4) Lease Agreement dated April 25, 1994, between Central Avenue Partn ers and Walgreen Co.

     (10.5) Assignment of Lease dated April 20, 1995, from Central Avenue Partners to the Registrant.

     (10.6) Lease Agreement dated March 14, 1995, between George Brunacini and Jeannette Brunacini and Circuit City Stores, Inc.

     (10.7) Assignment of Lease dated June 28, 1995, from George Brunacini and Jeannette Brunacini to the Registrant.

     (11) Statement regarding computation of per share earnings is incorporated by reference to Note A(8) to the Financial Statements incorporated herein by reference to Registrant's Annual Report to Shareholders for the Fiscal year ended June 30, 1995.

     (13) Annual Report to Shareholders for the Fiscal year ended June 30, 1995.

     (21) Subsidiaries of the Registrant

     The registrant has two subsidiaries, they being El Campo Santo, Inc., and Westland Community Services, Inc., both New Mexico non-profit corporations.

     All other exhibits required by Item 601 of Regulation S-B are inapplicable to this Registrant in this filing.

(b)  Reports on Form 8-KSB:

     During the last quarter of the period covered by this report, the Registrant filed no reports on Form 8-K:

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                      WESTLAND DEVELOPMENT CO., INC.


By /s/ Barbara Page
   Barbara Page, President, Principal
           Executive Officer, Chief
           Financial Officer  and
           Director

   Date:  September 26, 1995


     In accordance with the Exchange Act, this report has been signed below by the following person in behalf of the registrant and in the capacities and on the dates indicated.

By /s/ David C. Armijo
   David C. Armijo, Secretary-Treasurer
                    and Principal Financial
                    Officer

   Date:  September 26, 1995


     In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the registrant and in capacities and on the dates indicated.


By /s/ David C. Armijo
   David C. Armijo, Director

   Date:  September 26, 1995


By /s/ Polecarpio (Lee) Anaya
   Polecarpio (Lee) Anaya, Director
   Date:  September 26, 1995



By /s/ Sosimo S. Padilla
   Sosimo S. Padilla, Chairman of the
                      Board of Directors

   Date:  September 26, 1995


By /s/ Josie G. Castillo
   Josie G. Castillo, Director

   Date:  September 26, 1995

By /s/ Carmel T. Chavez
   Carmel T. Chavez, Director

   Date:  September 26, 1995


By /s/ Raymundo H. Mares
   Raymundo H. Mares, Director

   Date:  September 26, 1995


By /s/ Carlos Saavedra
   Carlos Saavedra, Director

   Date:  September 26, 1995


By /s/ Barbara Page
   Barbara Page, Director

   Date:  September 26, 1995