Form 10QSB
period 1995-09-30
WESTLAND DEVELOPMENT CO INC
filed 1995-11-14
CIK 106423

FORM 10-QSB - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 30, 1995

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES ACT OF 1934

       For the transition period from           to

                         Commission File Number: 0-7775

                         WESTLAND DEVELOPMENT CO., INC.
                         ------------------------------
              (Exact name of registrants specified in its charter)

             NEW MEXICO                                   85-0165021
---------------------------------               -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                             401 Coors Blvd., N.W.,
                         Albuquerque, New Mexico 87121
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                             (505)831-9600
-------------------------------------------------------------------------------
                          (Issuer's telephone number)

                                      N/A
-------------------------------------------------------------------------------
     (Former name, former address and former three-months, if changed since last report)

    Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ] No [  ]

     The number of shares of the registrant's common stock outstanding as of November 10, 1995, was:
     No Par Value Common:                    716,608
     Class B $1.00 Par Value Common:          78,600

  Transitional Small Business Format (check one) Yes [   ] No [ X ]


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                               September 30, 1995

    ASSETS
Cash and cash equivalents ........................                  $  1,918,748
Receivables:
   Real estate contracts .........................   $    180,375
        Less related deferred profit .............        127,130
                                                     ------------
                                                           53,245
   Other receivables .............................        120,982
   Accrued interest ..............................            971        175,198
                                                     ------------
Land and improvements held for
   future development ............................                     5,339,527
Income producing properties, net .................                     3,765,514
Property and equipment, net of accumulated
   depreciation of $357,427 ......................                       424,169
Investment in Partnerships and joint ventures ....                       249,957
Other ............................................                       583,468
                                                                    ------------
                                                                    $ 12,456,581
                                                                    ============
    LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $    496,199
Accrued interest payable .........................                        18,838
Deferred income taxes ............................                     3,265,000
Notes, bonds, mortgages and assessments payable ..                     4,059,668
                                                                    ------------
                 Total liabilities ...............                     7,839,705

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      716,608 shares .............................          8,500
   Class A common stock - $1.00 par
      value; authorized, 736,668
      shares; issued, none .......................           --
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      76,100 shares ..............................         76,100
   Additional paid-in capital ....................        491,427
   Retained earnings .............................      4,040,849      4,616,876
                                                     ------------   ------------
                                                                    $ 12,456,581
                                                                    ============

                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                        For the 3 months ended
                                                             September 30,
                                                        1995            1994
                                                     -----------     -----------
Revenues
   Land ......................................       $ 788,323        $ 203,651
   Deferred profit recognized
     on installment sales ....................           7,051           10,278
   Rentals ...................................          71,060           10,738
                                                     ---------        ---------
                                                       866,434          224,667
Costs and expenses
   Cost of land revenues .....................         295,060            1,270
   Cost of rentals ...........................          33,533           11,010
   Other general and administrative ..........         413,890          338,808
   Legal .....................................          37,274           25,224
                                                     ---------        ---------
                                                       779,757          376,312
                                                     ---------        ---------

      Income(loss)from operations ............          86,677         (151,645)

Other (income) expense
   Interest income ...........................         (44,008)         (29,880)
   Gain on sale of property and
        equipment ............................            (100)            (112)
   Other income ..............................         (14,612)          (8,781)
   Interest expense ..........................          74,656           25,964
                                                     ---------        ---------
                                                        15,936          (12,809)
      Earnings (loss) before income ..........            --               --
         taxes ...............................          70,741         (138,836)

Income taxes expense .........................          28,700             --
                                                     ---------        ---------
      NET EARNINGS(LOSS) .....................       $  42,041        $(138,836)
                                                     =========        =========
Weighted average common and
   common equivalent shares
   outstanding ...............................         786,893          767,708
                                                     =========        =========
Net earnings (loss) per common and
   common equivalent share ...................       $     .05        $    (.18)
                                                     =========        =========

                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                   For the three months ended
                                                          September 30,
                                                       1995            1994
                                                 -------------    -------------
Cash flows from operating activities

 Cash received from land sales
   and collections on real
   estate contracts receivable .................   $  1,406,436    $    149,666
 Cash paid to develop real estate ..............        (87,463)         (1,270)
 Cash received from rental operations ..........         85,611          73,999
 Cash paid for rental operations ...............         (1,466)         (8,552)
 Cash received(paid)for property taxes
    and maintenance ............................          1,590          (1,505)
 Purchase of investments .......................           --       (11,947,908)
 Proceeds on sale and maturity of investments ..           --        12,778,523
 Proceeds from sale of assets ..................            100             404
 Interest received .............................         39,455          19,217
 Interest paid .................................        (98,463)         (4,720)
 Income taxes(paid)received ....................       (160,050)          6,603
 Legal and other general and
   administrative costs paid ...................       (672,931)       (371,413)
 Other income ..................................         19,612           8,193
                                                   ------------    ------------
 Net cash provided by operating activities .....        532,431         701,237
                                                   ------------    ------------

Cash flows from investing activities

 Capital expenditures for income
   producing and other properties ..............        (85,278)       (273,506)
 Sinking fund deposit ..........................           --          (126,180)
Net cash used in investing .....................           --              --
   activities ..................................        (85,278)       (399,686)
                                                   ------------    ------------
Cash flows from financing activities
 Borrowing on notes, mortgages and
    assessments payable ........................           --            62,020
 Repayments of bonds, mortgages,
   notes and assessments payable ...............        (53,233)        (14,475)
 Payment of dividends ..........................       (475,625)       (767,708)
                                                   ------------    ------------
Net cash used in financing activities ..........       (446,208)       (720,163)
                                                   ------------    ------------
NET INCREASE (DECREASE)IN CASH
  AND CASH EQUIVALENTS .........................            945        (418,612)

Cash and cash equivalents at
  beginning of period ..........................      1,917,803       2,791,233
                                                   ------------    ------------
Cash and cash equivalents at
  end of period ................................   $  1,918,748    $  2,372,621
                                                   ============    ============

Reconciliation of net earnings
 (loss) to net cash used in
 operating activities

Net earnings (loss) ............................   $     42,041    $   (138,836)

Adjustments to reconcile net
 earnings(loss)to net cash used in
 operating activities

     Depreciation ..............................         42,470           7,408
     Collection on real estate
       contracts receivable ....................        442,400          36,774
     Profit recognized on prior
       years' installment sales ................         (7,051)        (10,278)

     Gain on sale of assets ....................           --              (112)

Change in

     Investments ...............................           --           831,019

     Deferred income taxes .....................           --             6,000
     Rents receivable, accrued interest
       property tax and other ..................        109,391          16,667
     Land and improvements held for
       future development and income
       producing properties ....................        329,817          (5,476)

     Other assets ..............................        (24,886)         57,957
     Accounts and retainages payable,
       accrued interest and other
        liabilities ............................       (401,751)        (99,886)
                                                   ------------    ------------

Net cash provided by
  operating activities .........................   $    532,431    $    701,237
                                                   ============    ============

                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                               September 30, 1995

     1. The balance sheet at September 30, 1995, statements of cash flows and statements of operations for the three months ended September 30, 1995 and September 30, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 1995. The results of operations for the three months ended September 30, 1995 are not necessarily indicative of operating results for the full year.

     2. The computation of net earnings per common and common equivalent share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration (referred to as equivalents), which for the three and month period ended September 30, 1995 was 786,893 and for the three month period ended September 30, 1994 was 767,708.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the three months ended September 30, 1995, the Company's cash and cash equivalents increased by $945. During this period, the Company received $532,431 from operations and $82,650 from the sale of stock, invested $85,278 in fixed and other assets, retired $53,233 of debt and paid dividends in the amount of $475,625.

     During the first quarter of the current fiscal year, the Company had revenue of $866,434 compared to $224,667 during the same period in the prior fiscal year. Operating expenses during the three months ended September 30, 1995, were $779,757 compared to $376,312 during the comparable period in 1994. In April 1995, the Company began selling small improved residential lots in addition to the large tracts it had sold in the past. These sales amounted to $434,000 in the first quarter and added $250,000 to the cost of sales for the period. In addition, the Company has acquired two commercial properties which have increased rental revenues by $60,000 in fiscal 1996 over the prior year.

     The Company may expend approximately $2,000,000 or more to acquire replacement lands and property for the land sold to the National Park Service under threat of condemnation. In the event the Company does not replace the property sold to the National Park Service, it may need to utilize a substantial portion of its liquid investments for federal and state income taxes.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     1. WESTLAND DEVELOPMENT CO., INC., ET. AL. V. KENNY ROMERO, ET. AL. This matter, which was previously reported, was settled on August 7, 1995, on terms that are subject to a non-disclosure agreement. The settlement amount was non-material.

     2. ANZURES V. CRESTVIEW FUNERAL HOME, INC. AND WESTLAND DEVELOPMENT CO., INC. This matter, which was previously reported, was settled on September 18, 1995, on terms that are subject to a non-disclosure agreement. The settlement amount was non-material.

ITEM 2. CHANGES IN SECURITIES

        NONE

ITEM 3. DEFAULTS IN SENIOR SECURITIES

        NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE

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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE:___________________          By:____________/s/_______________
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer