Form 10QSB
period 1995-12-31
WESTLAND DEVELOPMENT CO INC
filed 1996-02-12
CIK 106423

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d)OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)

[XX]QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the quarterly period ended December 31, 1995

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from           to

          Commission File Number:          0-7775

                         WESTLAND DEVELOPMENT CO., INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             NEW MEXICO                                   85-0165021
---------------------------------------  --------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                             401 Coors Blvd., N.W.,
                         Albuquerque, New Mexico 87121
-------------------------------------------------------------------------------
                      (Address of principal executive offices)
                                  (505)831-9600
-------------------------------------------------------------------------------
                          (Issuer's telephone number)
                                      N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     The number of shares outstanding of each of the issuer's classes of common equity as of February 9, 1996, was:

     No Par Value Common:                    716,608
     Class B $1.00 Par Value Common:          78,600

     Transitional Small Business Format (check one) Yes [   ] No [ X ]


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                  BALANCE SHEET
                                  (unaudited)
                                December 31, 1995

     ASSETS

Cash and cash equivalents ........................                   $ 1,799,702
Receivables:
   Real estate contracts .........................    $   164,793
        Less related deferred profit .............        115,321
                                                                     -----------
                                                                          49,472
   Other receivables .............................         66,234
   Accrued interest ..............................          1,283        116,989
                                                                     -----------
Land and improvements held for
   future development ............................                     5,490,551
Income producing properties, net .................                     3,733,402
Property and equipment, net of accumulated
   depreciation of $328,138 ......................                       416,426
Investment in partnerships and joint ventures ....                       400,631
Other ............................................                       557,687
                                                                     -----------
                                                                     $12,515,388
                                                                     ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
   and other liabilities ........................                    $   715,952
Accrued interest payable ........................                         35,240
Deferred income taxes ...........................                      3,265,000
Notes, bonds, mortgages and assessments payable .                      4,034,331
                                                                     -----------
                 Total liabilities ..............                      8,050,523

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      716,608 shares ............................           8,500
   Class A common stock - $1.00 par
      value; authorized, 736,668
      shares; issued, none ......................             --
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      78,600 shares .............................          78,600
   Additional paid-in capital ...................         502,702
   Retained earnings ............................       3,875,063
                                                      -----------
                                                                       4,464,865
                                                                     -----------
                                                                     $12,515,388
                                                                     ===========

                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                       For the 3 months ended

                                                        1995            1994
Revenues                                            -----------     -----------

   Land ......................................       $ 509,578        $ 404,955
   Deferred profit recognized
     on installment sales ....................          11,809            6,440
   Rentals ...................................         111,195            9,481
                                                     ---------        ---------
                                                       632,582          420,876
Costs and expenses
   Cost of land revenues .....................         195,138           10,106
   Cost of rentals ...........................          32,986           11,876
   Other general and administrative ..........         524,357          425,176
   Legal .....................................           9,921           42,739
                                                     ---------        ---------
                                                       762,402          489,897
                                                     ---------        ---------

      Loss from operations ...................        (129,820)         (69,021)

Other (income) expense
   Interest income ...........................         (24,211)         (68,750)
   Gain on sale of property and
        equipment ............................             (50)            (128)
   Other income ..............................         (18,713)         (71,495)
   Interest expense ..........................         105,992           24,583
   Loss on partnership operations ............           1,648             --
                                                     ---------        ---------
                                                        64,666         (115,790)
      Earnings (loss) before income ..........            --               --
         taxes ...............................        (194,486)          46,769

Income taxes expense .........................         (28,700)            --
                                                     ---------        ---------
      NET EARNINGS(LOSS) .....................       $(165,786)       $  46,769
                                                     =========        =========
Weighted average common and
   common equivalent shares
   outstanding ...............................         794,393          767,708
                                                     =========        =========
Net earnings (loss) per common and
   common equivalent share ...................       $    (.21)       $     .06
                                                     =========        =========

                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                      For the 6 months ended
                                                           December 31,
                                                      1995              1994
Revenues                                          -----------       -----------

   Land ....................................      $ 1,297,900       $   608,606
   Deferred profit recognized
     on installment sales ..................           18,860            16,718
   Rentals .................................          182,256            20,219
                                                  -----------       -----------
                                                    1,499,016           645,543
Costs and expenses
   Cost of land revenues ...................          490,198            11,376
   Cost of rentals .........................           66,519            22,886
   Other general and administrative ........          938,248           763,984
   Legal ...................................           47,194            67,963
                                                  -----------       -----------
                                                    1,542,159           866,209
                                                  -----------       -----------

      Loss from operations .................          (43,143)         (220,666)

Other (income) expense
   Interest income .........................          (68,220)          (98,630)
   Gain on sale of property and
        equipment ..........................             (150)             (240)
   Other income ............................          (33,325)          (80,276)
   Interest expense ........................          180,649            50,547
   Loss on partnership operations ..........            1,648              --
                                                  -----------       -----------
                                                       80,602          (128,599)
                                                  -----------       -----------
      Loss before income taxes .............         (123,745)          (92,067)

Income taxes expense .......................             --                --
                                                  -----------       -----------
      NET EARNINGS(LOSS) ...................      $  (123,745)      $   (92,067)
                                                  ===========       ===========
Weighted average common and
   common equivalent shares
   outstanding .............................          790,643           767,708
                                                  ===========       ===========
Net loss per common and
   common equivalent share .................      $      (.16)      $      (.12)
                                                  ===========       ===========

                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     For the six months ended
                                                            December 31,
                                                        1995           1994
                                                    ------------   ------------
Cash flows from operating activities

 Cash received from land sales
   and collections on real
   estate contracts receivable .................   $  1,931,595    $    562,626
 Cash paid to develop real estate ..............       (433,976)       (336,386)
 Cash received from rental operations ..........        213,850         160,744
 Cash paid for rental operations ...............         (5,099)         (6,192)
 Cash paid for property taxes
    and maintenance ............................        (92,115)        (51,190)
 Purchase of investments .......................           --       (13,647,908)
 Proceeds on sale and maturity of investments ..           --        13,912,470
 Interest received .............................         57,246          84,215
 Interest paid .................................       (188,128)        (23,492)
 Income taxes(paid)received ....................       (200,050)          6,603
 Legal and other general and
   administrative costs paid ...................     (1,186,458)       (745,737)
 Other income ..................................         36,677           2,536
                                                   ------------    ------------
 Net cash provided by
        (used in) operating activities .........        133,542         (81,711)
                                                   ------------    ------------

Cash flows from investing activities

 Capital expenditures for income
   producing and other properties ..............       (440,297)       (226,720)
 Proceeds from sale of assets ..................            150             532
 Sinking fund deposit ..........................           --          (248,760)
Net cash used in investing .....................           --              --
   activities ..................................       (440,147)       (474,948)
                                                   ------------    ------------
Cash flows from financing activities
 Borrowing on notes, mortgages and
    assessments payable ........................        646,200          67,445
Proceeds from sale of stock ....................         96,425            --
Repayments of bonds, mortgages,
   notes and assessments payable ...............        (78,496)        (70,819)
 Payment of dividends ..........................       (475,625)       (767,708)
                                                   ------------    ------------
Net cash provided by (used in)
  financing activities .........................        188,504        (771,082)
                                                   ------------    ------------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS .........................       (118,101)     (1,327,741)

Cash and cash equivalents at
  beginning of period ..........................      1,917,803       2,791,233
                                                   ------------    ------------
Cash and cash equivalents at
  end of period ................................   $  1,799,702    $  1,463,492
                                                   ============    ============

                         WESTLAND DEVELOPMENT CO., INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (unaudited)

                                                      For the six months ended
                                                            December 31,
                                                        1995           1994
Reconciliation of net                                -----------    -----------
 loss to net cash provided by
 (used in) operating activities

Net loss .......................................      $(123,745)      $ (92,067)

Adjustments to reconcile net
 earnings(loss)to net cash used in
 operating activities

     Depreciation ..............................         85,125          15,873
     Collection on real estate
       contracts receivable ....................        457,982          46,670
     Profit recognized on prior
       years' installment sales ................        (18,860)        (16,718)

     Gain on sale of assets ....................           (150)           (240)

Change in

     Investments ...............................           --           264,965

     Deferred income taxes .....................           --             6,000
     Rents receivable, accrued interest
       and other receivables ...................        163,827         (42,695)
     Land and improvements held for
       future development, income
       producing properties and
       investment in partnerships ..............        141,351        (340,433)
     Other assets ..............................        (92,863)         62,046
     Accounts and retainages payable,
       accrued interest and other
        liabilities ............................       (479,125)         14,888
                                                      ---------       ---------

Net cash provided by
  (used in) operating activities ...............      $ 133,542       $ (81,711)
                                                      =========       =========

                         WESTLAND DEVELOPMENT CO., INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (unaudited)
                                December 31, 1995

     1. The balance sheet at December 31, 1995, statements of cash flows and statements of operations for the three month and six month periods ended December 31, 1995 and December 31, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 1995. The results of operations for the six months ended December 31, 1995 are not necessarily indicative of operating results for the full year.

     2. The computation of net earnings per common and common equivalent share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration (referred to as equivalents), which for the six and three month periods ended December 31, 1995 were 790,643 and 794,393, respectively and for the six and three month periods ended December 31, 1994 was 767,708.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     During the six months ended December 31, 1995, the Company's cash and cash equivalents decreased by $118,101. During this period, the Company received $133,692 from operations, $646,200 from borrowing activities and $96,425 from the sale of stock, invested $440,297 in fixed and other assets, retired $78,496 of debt and paid dividends in the amount of $475,625.

     During the second quarter of the current fiscal year, the Company had revenue of $632,582 compared to $420,876 during the same period in the prior fiscal year. Operating expenses during the three months ended December 31, 1995, were $762,402 compared to $489,897 during the comparable period in 1994. For the year to date, the Company has $1,499,016 in revenue and $1,542,159 in operating expense compared to revenues of $645,543 and expense of $866,209 last year.

     This significant increase in both the revenue and expense is due to changes in the Company's operations. In April 1995, the Company began selling small improved residential lots in addition to the large tracts it had sold in the past. These sales amounted to $747,000 in this fiscal year and added $444,000 to the cost of sales for the period. In addition, the Company has acquired two commercial properties which have increased rental revenues by $162,000 over the prior year.

     The Company may expend approximately $2,000,000 or more to acquire replacement lands and property for the land sold to the National Park Service under threat of condemnation. In the event the Company does not replace the property sold to the National Park Service, it may need to utilize a substantial portion of its liquid investments for federal and state income taxes.


                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        CITY OF ALBUQUERQUE V. WESTLAND DEVELOPMENT CO., INC.

     As previously reported, this case was appealed to the New Mexico Court of Appeals which issued its opinion on October 23, 1995 affirming the trial court's decision awarding $75,000 in damages to Westland. Management believes the District Court erroneously applied New Mexico law and that the Company is entitled to substantially greater damages and therefore first filed its Petition for Writ of Certiorari with the New Mexico Supreme Court, which was denied. Management now intends to file a Petition for Writ of Certiorari with the United States Supreme Court. There is no other threatened or pending litigation involving the Company.

ITEM 2. CHANGES IN SECURITIES

        NONE

ITEM 3. DEFAULTS IN SENIOR SECURITIES

        NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Election of Directors

     On November 15, 1995, at the Issuer's Annual Meeting of the Shareholders, the shareholders elected three Class B Directors to its Board of Directors. The persons so elected were Sosimo Sanchez Padilla, Carlos Saavedra and Joe Chavez.

     (b) Continuing Directors

     Directors continuing after the meeting were Class A Directors Barbara Page, Polecarpio (Lee) Anaya and Raymundo Mares and Class C Directors David Armijo, Josie Castillo and Carmel Chavez.

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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: February 9, 1996                BY:     Barbara Page
     -------------------                 --------------------------

                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer