Form 10QSB
period 1996-03-31
WESTLAND DEVELOPMENT CO INC
filed 1996-05-08
CIK 106423

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

       For the quarterly period ended March 31, 1996

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
   ACT OF 1934

       For the transition period from           to

                         Commission File Number: 0-7775

                         WESTLAND DEVELOPMENT CO., INC.
- ------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              NEW MEXICO                              85-0165021
- --------------------------------------  --------------------------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

                             401 Coors Blvd., N.W.,
                         Albuquerque, New Mexico 87121
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  (505)831-9600
- ------------------------------------------------------------------------------
                          (Issuer's telephone number)

                                      N/A
 ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity as of May 7, 1996, was:

     No Par Value Common:                    716,608
     Class B $1.00 Par Value Common:          78,600

Transitional Small Business Format (check one) Yes [   ] No [ X ]



                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                  BALANCE SHEET
                                  (unaudited)


                                                             March 31, 1996

     ASSETS

Cash and cash equivalents ........................                   $ 1,718,904
Receivables:
   Real estate contracts .........................    $   150,792
        Less related deferred profit .............        106,272
                                                      -----------
                                                           44,520
   Other receivables .............................         55,183
   Accrued interest ..............................          1,705        101,408
                                                      -----------
Land and improvements held for
   future development ............................                     5,428,792
Income producing properties, net .................                     3,702,047
Property and equipment, net of accumulated
   depreciation of $338,873 ......................                       407,373
Investment in partnerships and joint ventures ....                       497,745
Other ............................................                       608,791
                                                                     -----------
                                                                     $12,465,060
                                                                     ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                   $   810,892
Accrued interest payable .........................                        46,513
Deferred income taxes ............................                     3,265,000
Notes, bonds, mortgages and assessments payable ..                     3,970,171
                                                                     -----------
                 Total liabilities ...............                     8,092,576

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      716,608 shares .............................          8,500
   Class A common stock - $1.00 par
      value; authorized, 736,668
      shares; issued, none .......................           --
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      78,600 shares ..............................         78,600
   Additional paid-in capital ....................        502,702
   Retained earnings .............................      3,782,682
                                                      -----------
                                                                       4,372,484
                                                                     -----------
                                                                     $12,465,060
                                                                     ===========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                       For the 3 months ended
                                                             March 31,
                                                        1996             1995
                                                     ---------        ---------
Revenues
   Land ......................................       $ 465,617        $ 101,027
   Deferred profit recognized
     on installment sales ....................           9,049           34,002
   Rentals ...................................         117,978           35,411
                                                     ---------        ---------
                                                       592,644          170,440
Costs and expenses
   Cost of land revenues .....................         158,144            2,330
   Cost of rentals ...........................          35,771            5,006
   Other general and administrative ..........         416,857          469,879
   Legal .....................................          16,869           16,858
                                                     ---------        ---------
                                                       627,641          494,073
                                                     ---------        ---------

      Loss from operations ...................         (34,997)        (323,633)

Other (income) expense
   Interest income ...........................         (13,966)            (155)
   Gain on sale of property and
        equipment ............................             (50)          (1,248)
   Other income ..............................         (17,468)         (30,361)
   Interest expense ..........................          83,949           27,054
   Loss on partnership operations ............           4,919             --
                                                     ---------        ---------
                                                        57,384           (4,710)
                                                     ---------        ---------
      Loss before income taxes ...............         (92,381)        (318,923)

Income tax expense ...........................            --               --
                                                     ---------        ---------
      NET LOSS ...............................       $ (92,381)       $(318,923)
                                                     =========        =========
Weighted average common and
   common equivalent shares
   outstanding ...............................         795,208          767,708
                                                     =========        =========
Net loss per common and
   common equivalent share ...................       $    (.12)       $    (.42)
                                                     =========        =========

                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     For the 9 months ended
                                                            March 31,
                                                     1996              1995
                                                  -----------       -----------
Revenues
   Land ....................................      $ 1,763,517       $   709,633
   Deferred profit recognized
     on installment sales ..................           27,909            50,720
   Rentals .................................          300,234            55,630
                                                  -----------       -----------
                                                    2,091,660           815,983
Costs and expenses
   Cost of land revenues ...................          648,342            14,976
   Cost of rentals .........................          102,290            21,218
   Other general and administrative ........        1,355,105         1,239,267
   Legal ...................................           64,063            84,821
                                                  -----------       -----------
                                                    2,169,800         1,360,282
                                                  -----------       -----------

      Loss from operations .................          (78,140)         (544,299)

Other (income) expense
   Interest income .........................          (82,186)          (98,784)
   Gain on sale of property and
        equipment ..........................             (200)           (1,488)
   Other income ............................          (50,793)         (110,638)
   Interest expense ........................          264,598            77,601
   Loss on partnership operations ..........            6,567              --
                                                  -----------       -----------
                                                      137,986          (133,309)
                                                  -----------       -----------
      Loss before income taxes .............         (216,126)         (410,990)

Income tax expense .........................             --                --
                                                  -----------       -----------
      NET LOSS .............................      $  (216,126)      $  (410,990)
                                                  ===========       ===========
Weighted average common and
   common equivalent shares
   outstanding .............................          792,153           767,708
                                                  ===========       ===========
Net loss per common and
   common equivalent share .................      $      (.27)      $      (.54)
                                                  ===========       ===========

                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    For the nine months ended
                                                             March 31,
                                                       1996            1995
                                                   ------------    ------------
Cash flows from operating activities
  Cash received from land sales
   and collections on real
   estate contracts receivable .................   $  2,411,213    $    678,288
 Cash paid to develop real estate ..............       (522,298)     (1,120,099)
 Cash received from rental operations ..........        292,510         202,328
 Cash paid for rental operations ...............         (3,336)        (11,194)
 Cash paid for property taxes
    and maintenance ............................        (97,440)        (54,140)
 Purchase of investments .......................           --       (14,682,908)
 Proceeds on sale and maturity of investments ..           --        15,709,794
 Interest received .............................         70,192          79,516
 Interest paid .................................       (264,598)        (31,632)
 Income taxes(paid)received ....................       (214,113)          6,603
 Legal and other general and
   administrative costs paid ...................     (1,579,080)     (1,248,572)
 Other income ..................................         49,226          12,932
                                                   ------------    ------------
 Net cash provided by
        (used in) operating activities .........        216,406        (459,084)
                                                   ------------    ------------

Cash flows from investing activities
 Capital expenditures for income
   producing and other properties ..............        (53,483)       (258,370)
 Proceeds from sale of assets ..................            200            --
 Sinking fund deposit ..........................           --          (248,760)
 Investment in partnerships ....................       (486,166)        (27,470)
  Net cash used in investing ...................           --              --
   activities ..................................       (539,649)       (534,600)
                                                   ------------    ------------
Cash flows from financing activities
 Borrowing on notes, mortgages and
    assessments payable ........................        646,200         112,207
 Proceeds from sale of stock ...................         96,425            --
 Repayments of bonds, mortgages,
   notes and assessments payable ...............       (142,656)       (126,556)
 Payment of dividends ..........................       (475,625)       (767,708)
                                                   ------------    ------------
  Net cash provided by (used in)
   financing activities ........................        124,344        (782,057)
                                                   ------------    ------------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS .........................       (198,899)     (1,775,741)

Cash and cash equivalents at
  beginning of period ..........................      1,917,803       2,791,233
                                                   ------------    ------------
Cash and cash equivalents at
  end of period ................................   $  1,718,904    $  1,015,492
                                                   ============    ============

                         WESTLAND DEVELOPMENT CO., INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (unaudited)

                                                    For the nine months ended
                                                             March 31,
                                                      1996             1995
                                                   -----------      -----------
Reconciliation of net
 loss to net cash provided by
 (used in) operating activities

Net loss .....................................     $  (216,126)     $  (410,990)

Adjustments to reconcile net
 earnings(loss)to net cash used in
 operating activities

     Depreciation ............................         127,971           26,532
     Collection on real estate
       contracts receivable ..................         471,983           85,946
     Profit recognized on prior
       years' installment sales ..............         (27,909)         (50,720)

     Gain on sale of assets ..................            (200)          (1,488)

Change in

     Investments .............................            --          1,027,289

     Deferred income taxes ...................            --              6,000
     Rents receivable, accrued interest
       and other receivables .................         174,456          (54,270)
     Land and improvements held for
       future development, income
       producing properties and
       investment in partnerships ............         203,110       (1,123,840)
     Other assets ............................        (143,967)          10,522
     Accounts and retainages payable,
       accrued interest and other
        liabilities ..........................        (372,912)          25,935
                                                   -----------      -----------

Net cash provided by
  (used in) operating activities .............     $   216,406      $  (459,084)
                                                   ===========      ===========


                         WESTLAND DEVELOPMENT CO., INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 1996

     1. The balance sheet at March 31, 1996, statements of cash flows and statements of operations for the three month and nine month periods ended March 31, 1996 and March 31, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 1995. The results of operations for the nine months ended March 31, 1996 are not necessarily indicative of operating results for the full year.

     2. The computation of net earnings per common and common equivalent share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration (referred to as equivalents), which for the nine and three month periods ended March 31, 1996 were 792,153 and 795,208, respectively and for the nine and three month periods ended March 31, 1995 was 767,708.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     During the nine months ended March 31, 1996, the Company's cash and cash equivalents decreased by $198,899. During this period, the Company received $216,406 from operations, $646,200 from borrowing activities and $96,425 from the sale of stock, invested $539,649 in fixed and other assets and partnerships, retired $142,656 of debt and paid dividends in the amount of $475,625.

     During the third quarter of the current fiscal year, the Company had revenue of $592,644 compared to $170,440 during the same period in the prior fiscal year. Operating expenses during the three months ended March 31, 1996, were $627,641 compared to $894,073 during the comparable period in 1995. For the year to date, the Company has $2,091,660 in revenue and $2,169,800 in operating expense compared to revenues of $815,983 and expense of $1,360,282 last year.

     This significant increase in both the revenue and expense is due to changes in the Company's operations. In April 1995, the Company began selling small improved residential lots in addition to the large tracts it had sold in the past. These sales amounted to $965,000 in this fiscal year and added $595,000 to the cost of sales for the period. In addition, the Company has acquired two commercial properties which have increased rental revenues and related interest and other rental costs substantially over the prior year.

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


                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        CITY OF ALBUQUERQUE V. WESTLAND DEVELOPMENT CO., INC.

     As previously reported, this case was appealed to the New Mexico Court of Appeals which rendered its opinion on October 23, 1995 affirming the trial court's decision awarding $75,000 in damages to Westland. Management believed the District Court erroneously applied New Mexico and federal law and that the Company was entitled to substantially greater damages. Thereafter, the Company filed its Petition for Writ of Certiorari with the New Mexico Supreme Court, which was denied. The Company filed a Petition for Writ of Certiorari with the United States Supreme Court in April 1996.

     There is no other material pending litigation involving the Company.

ITEM 2. CHANGES IN SECURITIES

        NONE

ITEM 3. DEFAULTS IN SENIOR SECURITIES

        NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE

ITEM 5. OTHER INFORMATION

     During the third quarter Class A Director Raymundo Mares passed away. The vacancy on the Board created by Mr. Mares' passing was filled by the Board by the election of Charles V. Pena to fill Mr. Mares' remaining term.

     Mr. Charles V. Pena has for the last 3 years been the owner of C J's New Mexican Food Restaurant in Albuquerque, N. M. Prior to that for more than 20 years Mr. Pena was employed by Safeway Stores, Inc. in various capacities in Albuquerque, N. M.

     Mr. Pena served from 1993 - 1995 on the Board of St. Anthony's Brother Foundation, a non - profit corporation providing clothing and housing to low income persons.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) There are no exhibits required by Item 601 of Regulation S-K.

     (b) Reports on Form 8-K. State whether any reports on Form 8-K have been filed during the quarter for which this report is filed, listing the items reported, any financial statements filed, and the dates of any such reports.

        NONE


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  WESTLAND DEVELOPMENT CO., INC.
- ----------------------------------

           May 7, 1996                                  Barbara Page
- ----------------------------------            ----------------------------------
                                                  Barbara Page, President,
                                                Chief Executive Officer and
                                                 Chief Accounting Officer