Form 10KSB
period 1996-06-30
WESTLAND DEVELOPMENT CO INC
filed 1996-09-26
CIK 106423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1996

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $4,766,401

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $7,415,520

The number of shares outstanding of each of the Registrant's classes of common stock, as of September 18, 1995, was:

          No Par Value Common:     716,608 shares.
          Class A $1.00 Par Value: none.
          Class B $1.00 Par Value: 86,100 shares.

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

General Development of Business.

Westland Development Co., Inc., a New Mexico for-profit corporation ("Registrant"), is the successor to a community land grant corporation named Town of Atrisco, Inc., which itself was a successor to a Spanish community land grant named the Atrisco Land Grant. Information concerning the historical background of these predecessor organizations and the conversion in 1967 from a community land grant corporation into a business corporation can be found in the Registrant's Form 10 and its Form 10-K for the fiscal year ended June 30, 1974. With limited exceptions, only lineal descendants of the incorporators of the Town of Atrisco, New Mexico, may own shares of the Registrant's Common Stock.

The Registrant's executive offices are located in its own building at 401 Coors Boulevard, N.W., Albuquerque, New Mexico, 87121, telephone (505) 831-9600, on land which was originally part of the Atrisco Land Grant.

The Registrant is the owner of approximately 59,000 acres of land located on the west side of Albuquerque, New Mexico. Most of its property is held for long term investment and is not currently marketed or planned for development in the foreseeable future, most of which is devoted to the grazing of cattle. The Registrant derives revenues through commercial and land leases, partnerships formed for various development projects, lot development and sales and land sales.

As of September 15, 1996, approximately 250 acres of the Registrant's land located on the west side of the City of Albuquerque, New Mexico which have been segregated for development remain to be sold.

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

Narrative Description of Business.

The Registrant previously developed six sector plans for the development of certain of its properties. Each such plan encompassed approximately 600 to 1,000 acres and are identified as Atrisco Urban Center and El Rancho Atrisco, Phases I through V. Portions of Phases I and IV have been developed and sold and development of Phase V sector plan was abandoned due the introduction of the Petroglyph National Monument. A revised sector plan for the area between Unser and Paseo del Volcan was initiated in 1994.

Oil and Gas and Grazing Leases.

Approximately 50,000 acres of the Registrant's land not planned for development is currently leased to others under grazing lease(s), all of which were with unaffiliated persons, providing rental income of approximately $143,000 in fiscal 1996. In the 1997 fiscal year the Registrant agreed to certain rent abatements for the leased grazing lands because of a prolonged drought that severely limited the productive capacity of the land.

The Registrant has leased approximately 37,000 acres under and oil and gas lease upon which it receives rental of approximately $2.00 per acre. In December, the lessee must pay $2.50 per acre to keep the lease in force.

The Registrant also owns and leases certain commercial buildings at an aggregate annual rental of $551,000. (See "Revenue Producing Properties").

Development Properties.

As of June 30, 1996, the Registrant continued to own portions of land that it developed over the last 16 years.. A summary of this acreage is as follows:

a) Atrisco Urban Center.

1). Atrisco Urban Center Development and Sales: The Registrant still owns approximately 56 acres within this center. During the last fiscal year it sold approximately 16 acres within the center and continues to work with end users to develop additional projects. A senior citizen's center, an assisted living center, a single family housing subdivision, five manufacturing facilities, a warehouse facility, an office building, a police substation, 400-unit apartment complex, gas station and car wash are among the projects currently located in the Center. See items number 3 and 4 below for a discussion of last year's developed projects.

2) Atrisco Urban Center Rental Properties: The Registrant owns a two-story office building in the Atrisco Urban Center. The entire first floor (approximately 5,057 square feet of rentable space) is leased to Sunwest Bank of Albuquerque, N.A. for use as a branch bank for a term ending in October 1999. The Registrant occupies the second floor of this building.

3) Cedar Ridge Estates Subdivision: The Registrant owns a 40 acre tract located within the Atrisco Urban Center zoned for a single family residential subdivision called Cedar Ridge Estates. The Registrant has completed development of the first phase consisting of approximately 11 acres and 57 lots and during fiscal 1995 a builder executed an option agreement for the purchase of those developed lots upon which the builder is constructing homes priced from $110,000 to $140,000. As of September 20, 1996, Phase I had been fully sold and the Registrant has initiated construction of Phase Two for the development of an additional 71 lots.

4) Assisted Living Development Corporation: The Registrant is a Limited Partner in a partnership managed by Assisted Living Development Corp. of Portland, Oregon which has built and owns a housing facility for persons in need of some care but who are otherwise ambulatory. The 40 unit complex was recently completed and leasing is now underway.

b.  Sector Plan.

1) The Registrant has prepared a sector development plan covering approximately 6,400 acres which it planned to have annexed to the City of Albuquerque. The sector plan area is located north of Interstate 40 and south of the area designated for the Petroglyph National Monument. The Registrant initially filed this plan with the City of Albuquerque, but due to the City's inability or unwillingness to guarantee the availability of water and sewer service to the property in a timely manner, the plan was withdrawn from the City and submitted to Bernalillo County. The County has indicated a desire to furnish water and sewer service to the property.

c. ERA Phase II; Volcano Business Park.

Volcano Business Park consists of approximately 22 acres zoned for industrial park uses of which 11 acres have been platted and developed into 9 lots. The Registrant owns 50% of a partnership which constructed, manages and owns a 172 unit storage facility on approximately 1.7 acres of this property. The facility was completed in December of 1995 and as of September 15, 1996 was approximately 50% occupied.

d. ERA Phase III Commercial, Industrial and Residential Developments.

In 1985, the Registrant completed the planning of Heritage Park and Heritage Plaza in El Rancho Atrisco Phase III. Those plans included construction of a total of 200,000 square feet of office space, approximately 100,000 square feet of retail space. El Rancho Atrisco III also includes, 130 acres for industrial usage (Ladera Industrial Park), and 31 acres of high density housing. During fiscal 1995, the Registrant sold a 6.3 acre tract which has been developed as an affordable apartment complex. The Registrant has also joined a limited liability corporation for the development of an 9.6 acre tract that will also be developed for an affordable senior, multi-family apartment units. As of September 15, 1996, the Registrant had entered into agreements for the sale of the LLC corporation and apartment designated land. During fiscal 1996 the Registrant sold a 0.86 acre parcel of land to Diamond Shamrock for the development of a convenience store-gas station at the corner of Unser and Ladera Drive. During fiscal 1996, the Registrant also sold approximately 16 acre tract to a local developer for construction of additional single family homes. Prospects for the sale or development of the office and commercial property are improving because of the growing demand for such property on Albuquerque's west side, and the construction of single family homes west of Unser.

e.  Other Properties.

1) Travel Plaza: In March 1990, the Registrant submitted a zone change request to Bernalillo County for 100 acres for a travel center and related commercial uses. In June 1990, the County Commission approved the request for zone change. Anticipated users may include restaurants, motel-hotel facilities, fueling stations, and other travel/tourist related facilities. During 1995, the Registrant sold two acres, on which there has now been a truck sales facility developed.

2) Parkway Units 7 and 8: In 1994, the Company agreed to develop approximately 15 acres of land (57 lots) for Sivage Thomas Homes adjacent to its Parkway Unit 7 development. Development of the residential lots is complete and all lots were sold by November of 1995. The Registrant has also designed and had nearly completed construction of Parkway Unit 8, and in June, 1996, the total Unit was sold to Sivage Thomas Homes.

3) Recreation Complex: During fiscal 1994, the Registrant entered into a lease/option arrangement with PG Corporation, a New Mexico corporation, for 100 acres of Registrant's land located north of I-40 on Paseo del Volcan. A portion of the property was subsequently developed as a recreation and softball complex. The Registrant exchanged $100,000 in rental and option payments for a 6% equity position in the Partnership which owns and operates the recreation venture. Bernalillo County is currently considering purchasing the complex, including 100 acres of the Registrant's properties.

4). Tierra Oeste: The Registrant committed approximately 28 acres of land north of Ladera Dr., west of Unser Blvd, to a limited liability corporation. In July, 1995, this limited liability corporation executed a sale agreement with a home builder for the purchase of developed lots and the Registrant believed that construction would be started on the property during the fall of 1995. During 1995, the other developer owning 50% of the LLC corporation filed bankruptcy and the property and LLC corporation became tied up in the bankruptcy procedure The Registrant paid $100,000 to have the property and the LLC corporation released from the bankruptcy proceedings, with ownership of the LLC and the property passing to the Registrant free from the claims of others. The Registrant is currently negotiating the sale of the property or the corporation to another home builder.

5). Education and Community Projects: Approximately 50 acres of land have been donated to the Technical-Vocational Institute for the construction of a southwest mesa campus. The Company also donated approximately 8 acres to Youth Development, Inc. The properties are located in the Gun Club Rd. area, but the Registrant and TVI have agreed to trade the 50 acres which had been donated to it for a like parcel of land of equal value along the proposed extension of Rio Bravo. In addition, the Registrant has verbally agreed to donate 12 acres to Albuquerque Public Schools and up to 10 acres to the Archdiocese of Santa Fe, in the same area.

6). The Registrant has, in the last year, completed nine transactions totaling fifty- two acres, not including lots sold to Sivage Thomas Homes and Scott Patrick Homes.

7). On June 27, 1990, the United States Congress established an approximately 7,000 acre national monument (the Petroglyph National Monument) to preserve and protect the volcanic escarpment on Albuquerque's West Mesa area. The Monument's proposed boundaries included approximately 1,964 acres of the Registrant's land. The Company sold 444 acres in fiscal year 1992, 713 acres in fiscal 1993, 118 acres in fiscal 1994, and 24 acres in fiscal 1995, to the National Park Service. The Park Service purchased no land from the Registrant during fiscal 1996. Approximately 665 acres have yet to be acquired by the Park Service and the Registrant has been given no assurance when the final purchases of the property may occur. The Registrant's Board of Directors has agreed that, subject to negotiation of acceptable terms of sale, the Registrant will sell to the National Park Service the Registrant's remaining lands included in the Monument.

f. Reinvestment Revenue Producing Properties.

As part of the Registrant's plan to defer as much of the tax burden arising from the sale of its lands to the Park Service for inclusion in the Petroglyph National Monument, during the last fiscal year it reinvested its funds in the properties described below. As a result of these purchases, the Registrant believes that it has deferred approximately $3,555,000 of taxes during fiscal 1995 and 1996.

During the last two fiscal years, as part of its tax deferral program related to proceeds from the sale of its land included in the Petroglyph Monument, the Registrant purchased land upon which commercial buildings were constructed and leased to others. Those properties are:

a) A commercial building at Coors Boulevard and Sequoia Road in Albuquerque at a cost of $2,630,000, $1,908,000 of which is subject to a mortgage upon which the Registrant must pay monthly payments of $17,630. This building has been leased to Walgreen Co. for 20 years at a fixed rent of $19,173 per month plus additional rent based upon a percentage of gross sales up to a maximum rent of $460,161 in any one year. Walgreen, Co. may continue the term of the lease for an additional 40 years

b) A commercial building in Albuquerque's Industrial Park at a cost of $1,074,000, $768,000 of which is subject to a mortgage upon which the Registrant must make monthly payments of $6,893. This building has been leased to Circuit City Stores for 10 years at an escalating rental beginning at $4.25 per square foot the first year and increasing in stages to $5.55 per square foot in the tenth year. The lessee has also been granted the right to extend the lease for two additional 5 year terms at escalating rental rates during each of the years of any extended term. The current rent is $8,710 per month.

c) A commercial building located at Coors Boulevard and Central Avenue was purchased during the 1996 fiscal year for a purchase price of $3,504,109. The building has been leased to Walgreen Co., on a minimum 20 year lease at a fixed rent of $26,122 per month. Walgreen, Co. may continue the term of the lease for an additional 40 years. The property was purchased on the basis of a cash down payment plus assumption of a construction loan in the amount of $1,623,388. Loan payments for the pending mortgage are estimated to be $25,000 per month for 20 years.

All of the above three properties were purchased by the Registrant in part to defer taxes resulting from the forced sale of its lands to the National Park Service for inclusion in the Petroglyph National Monument.

Current Real Estate Market Conditions.

The market conditions for the development and sale of properties in Albuquerque are positive at the present time. The abundance of properties for sale at relatively low prices due to foreclosures, failures, and takeovers which existed for the past several years seems to have been absorbed, including properties held by the Resolution Trust Corporation. After a period of high occupancies, the multi-family market enjoyed a building boom, which has resulted in lower occupancies and rent, on average. For the foreseeable future it appears that commercial and industrial activity will further stabilize and the boom in single family residential construction will slow, but continue to be strong.

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

Residential subdivisions on the Registrant's land compete with other areas in the Albuquerque housing market (essentially Bernalillo County and portions of Sandoval County and Valencia County), as well as with other subdivisions on the western side of the City of Albuquerque. A number of large subdivisions to the north of the Registrant's land are not fully sold. These include Rio Rancho (about six miles north of the Registrant's land), Paradise Hills (about five miles north of the Registrant's land), Volcano Cliffs and Taylor Ranch (each about two to three miles north of the Registrant's land).

Development of a regional shopping center on Registrant's land has been delayed indefinitely because of the establishment of a regional shopping center located in the northwest portion of the City of Albuquerque (about 5 miles north of the Registrant's land), as well as the development of other large strip centers being constructed by competitors to the north of the Registrant's land, but the Registrant signed a listing agreement with a broker to market Heritage Plaza at the corner of I-40 and Unser to potential users as a neighborhood center during fiscal 1996. The listing agreement expired on August 31, 1996, without any tenants having been secured.

The mandate by the State Legislature for implementation of Impact Fees may result in the Registrant's lands being disadvantaged because the fees that surrounding counties may be permitted to charge may be less than those that will be charged by Albuquerque and Bernalillo County. Bernalillo County began the assessment of such fees beginning on January 1, 1996, but the Registrant has not been able to determine whether these fees will adversely impact its business. Albuquerque has not yet adopted any Impact Fee structure.

Employees.

As of June 30, 1996, the Registrant had nine full-time and nine part-time employees. The Registrant's president, who is also a director, is a full time employee. The Registrant also had contractual relationships with six individuals who provided various services to the Company.

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

Availability of Water and Municipal Services.

The unavailability of sufficient water has often been a major inhibiting factor in the land development business in the Southwest. The extent of the Registrant's water rights has not been determined. However, lack of ownership of water rights by the Registrant would not be an inhibiting factor to the developing of the Registrant's land if adequate water were to be made available through the City of Albuquerque and/or Bernalillo County and/or other water sources or by purchase by the Registrant or a developer that might purchase and develop land. For example, both Tierra West Mobile Home Park and the PG Corporation Complex leased or purchased water rights and drilled wells to meet their water needs.

Under present annexation policies of the City of Albuquerque, annexation to the City of Albuquerque of portions of the Registrant's land is a requirement by the City before it will extend water and sewer services within a reasonable period of time after annexation. However, the cost of water distribution and sewer lines would have to be borne by the developer, or by subsequent purchasers of the annexed portions. The Registrant has not been given timely assurances by the City for service, and annexation by the City has not been pursued. Alternative methods of providing water, sewer and other services are currently being investigated, including the possibility that Bernalillo County may provide the services.

With the exception of the Atrisco Urban Center and the residential subdivisions, most of the Registrant's land lies outside the municipal limits of the City of Albuquerque and is not furnished with City of Albuquerque water or other City of Albuquerque services. The Registrant experienced little difficulty in having the Atrisco Urban Center and the residential subdivisions annexed to the City of Albuquerque and furnished with services, but the same cannot be assumed for other areas of Registrant's land.

Other Factors Affecting Development of Registrant's Land.

Various activist groups, as well as neighborhood organizations occasionally have in the past taken actions which have, to some extent, delayed the Registrant's plans for the development of some of its lands. During the 1994 fiscal year two activist groups filed appeals with the City of Albuquerque related to the Registrant's Sector Plan. However, the Sector Plan was upheld with only minor modifications.

ITEM 2:  DESCRIPTION OF PROPERTIES

The major physical assets owned by the Registrant are its land which is owned in fee simple. The land comprises approximately 59,000 acres of undeveloped land held for long-term investment and approximately 250 acres of land remaining from those which the Registrant has developed to various stages of completion. The Registrant also owns the Atrisco Urban Center office building, comprising approximately 11,097 square feet, which the Registrant uses in its rental operations. This building has mortgages against it aggregating approximately $290,541 as of June 30, 1996. Approximately 5.500 square footage of the building is leased to Sunwest Bank at a monthly rental of $3,160. The Registrant also owns three commercial buildings that are leased to others. See "Item 1. Business
- - Reinvestment Properties." The Registrant also owns a one-half equity ownership interest in a self storage facility (see "Item 1. "Business - Volcano Business Park")

The population of the Albuquerque metropolitan area has grown significantly over the last 40 years. Physical expansion of the City of Albuquerque has taken place on the north, south and east sides, but the bulk of the most recent growth has been west of the Rio Grande River where the Registrant's land is located. In fact, much of the real property directly west of the City of Albuquerque is the Registrant's land, which was previously considered unmarketable and was, therefore, generally viewed as being unavailable for the expansion of the City of Albuquerque. The Registrant anticipates that growth of the West Side will continue into the foreseeable future.

The Registrant's land is crossed by Interstate Highway I-40, the main east-west thoroughfare through Albuquerque. Access to the Registrant's land from Interstate 40 is provided by the Coors Boulevard interchange near the eastern edge of the Registrant's land, by the Unser Boulevard interchange at the western edge of the Atrisco Urban Center, by the 98th Street interchange to the west of the Atrisco Urban Center and by the Paseo del Volcan interchange where I-40, Paseo del Volcan and Central Avenue meet. Running north from the I-40 interchange, Paseo del Volcan transverses about 4 1/2 miles of the Registrant's land to the Double Eagle II Airport. In 1994, the Registrant dedicated approximately 180 acres to Bernalillo County for the linking of Paseo del Volcan and Rio Bravo. The County has built out Paseo del Volcan south of the I-40 interchange. The County is expected to begin construction on Rio Bravo in early 1997. The Registrant and other landowners and developers (the Northwest Loop Association) dedicated land and has paid a portion of the design costs for the Northwest Loop, which has been approved by the New Mexico State Highway Commission. The Northwest Loop will extend for approximately 39 miles and will connect I-40 and New Mexico State Highway 44, traversing the western portion of the Registrant's land. In 1995 the Registrant donated 169 acres for development of the Northwest Loop. Completion of the Northwest Loop is not expected for 15 to 20 years. Most of the Registrant's land is remote and not readily accessible, not serviced by utilities, and Registrant believes that the bulk of its land will not be available for development in the foreseeable future.

There is no limitation on the kind of securities into which the Company may exchange real estate. The Company has considered, and would, exchange property for partnership units or other securities issued by others for the purpose of developing the Company's land.

A large portion of the undeveloped land is leased for agricultural uses (see "Item 1. Business."). The bulk of the Registrant's undeveloped land is held for long term investment.

In the opinion of the Company's Management, its property is adequately covered by insurance.

ITEM 3:  LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to the Company's business, neither the Company any member of management is the subject of any pending or threatened legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

Information required by this item is incorporated by reference to the item in the Registrant's Annual Report to Shareholders for the year ended June 30, 1996 entitled "Market Price and Dividends on Westland's Common Equity and Related Stockholder Matters."

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is incorporated by reference to the item in the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1996 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7:  FINANCIAL STATEMENTS

The information required by this item is incorporated by reference to the Financial Statements in the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1996 which is attached as exhibit 13 to this report.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with Accountants of the kind described by Item 304 of Regulation S-B at any time during the Registrant's two
(2) most recent fiscal years.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated by reference to the items in the Registrant's definitive Proxy Statement for the November 1, 1996, Annual Meeting of Shareholders entitled "Election of Directors" and "Directors and Executive Officers". All reports required by Section 16(a) of the Exchange Act to be filed during the fiscal year were filed.

ITEM 10:  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the item in the Registrant's definitive Proxy Statement for the November 1, 1996, Annual Meeting of Shareholders entitled "Executive Compensation".

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the item in the Registrant's definitive Proxy Statement for the November 1, 1996, Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof".

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the item in the Registrant's definitive Proxy Statement for the November 1, 1996, Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof" and "Executive Compensation".

PART IV

ITEM 13:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-KSB

1. Financial Statements: are incorporated by reference to the Registrant's Annual Report to Shareholders for each of the two years ended June 30, 1995 and 1996:

Report of Independent Certified Public Accountants
Balance Sheet
Statements of Earnings
Statement of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

2.  Exhibits:

     Exhibit

(3) Articles of Incorporation and Bylaws:

(3)(1) Articles of Incorporation filed as an exhibit to the Registrant's Registration Statement on Form 10-K on September 28, 1982 and incorporated herein by reference.

(3)(ii) Restated Bylaws filed as an exhibit with the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993.

(10) Material Contracts:

(10.1) Consulting Agreement with Sosimo Padilla, dated December 18, 1992, as filed with the registrants Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.

(10.2) Consulting Agreement with Polecarpio (Lee) Anaya, dated December 18, 1992, as filed with the registrants Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.

(10.3) Employment Agreement with Barbara Page, dated December 18, 1992, as filed with the registrants Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.

(10.4)Lease Agreement dated April 25, 1994, between Central Avenue Partners and Walgreen Co., as filed with the registrants Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.

(10.5) Assignment of Lease dated April 20, 1995, from Central Avenue Partners to the Registrant, as filed with the registrants Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.

(10.6) Lease Agreement dated March 14, 1995, between George Brunacini and Jeannette Brunacini and Circuit City Stores, Inc., as filed with the registrants Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.

(10.7) Assignment of Lease dated June 28, 1995, from George Brunacini and Jeannette Brunacini to the Registrant, as filed with the registrants Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.

(10.8) Lease Agreement dated March 19, 1996, between C.A.P. II, a New Mexico general partnership and Walgreen Co.

(10.9) Assignment of Lease dated June 21, 1996, from C.A.P. II, a New Mexico general partnership, to the Registrant.

Statement regarding computation of per share earnings is incorporated by reference to Note A(8) to the Financial Statements incorporated herein by reference to Registrant's Annual Report to Shareholders for the Fiscal year ended June 30, 1996.

Annual Report to Shareholders for the Fiscal year ended June 30, 1996.

Subsidiaries of the Registrant

The registrant has the following  subsidiaries:

     Name                               State of Incorporationn

El Campo Santo, Inc.                    New Mexico -  non-profit
Westland Community Services, Inc.       New Mexico -  non-profit
Westland Somerville Ltd.                New Mexico -  profit

All other exhibits required by Item 601 of Regulation S-B are inapplicable to this Registrant in this filing.

(b)  Reports on Form 8-K:

During the last quarter of the period covered by this report, the Registrant filed no reports on Form 8-K:

   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   WESTLAND DEVELOPMENT CO., INC.


   Barbara Page
   ______________________________________________
   Barbara Page, President, Principal
           Executive Officer, Chief
           Financial Officer  and
           Director

   Date:  September 20, 1996

In accordance with the Exchange Act, this report has been signed below by the following person in behalf of the registrant and in the capacities and on the dates indicated.


   David C. Armijo
   ______________________________________________
   David C. Armijo, Secretary-Treasurer
                    and Principal Financial
                    Officer

   Date:  September 20, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the registrant and in capacities and on the dates indicated.


   David C. Armijo
   ______________________________________________
   David C. Armijo, Director

   Date:  September 20, 1996


   Polecarpio (Lee) Anaya
   ______________________________________________
   Polecarpio (Lee) Anaya, Director

   Date:  September 20, 1996


   Sosimo S. Padilla
   ______________________________________________
   Sosimo S. Padilla, Chairman of the
                      Board of Directors

   Date:  September 20, 1996


   Josie G. Castillo
   ______________________________________________
   Josie G. Castillo, Director

   Date:  September 20, 1996


   Carmel T. Chavez
   ______________________________________________
   Carmel T. Chavez, Director

   Date:  September 20, 1996


   Charles V. Pena
   ______________________________________________
   Charles V. Pena, Director

   Date:  September 20, 1996


   Carlos Saavedra
   ______________________________________________
   Carlos Saavedra, Director

   Date:  September 20, 1996


   Joe S. Chavez
   ______________________________________________
   Joe S. Chavez, Director

   Date:  September 20, 1996


   Barbara Page
   ______________________________________________
   Barbara Page, Director

   Date:  September 20, 1996