Form 10QSB
period 1996-09-30
WESTLAND DEVELOPMENT CO INC
filed 1996-11-14
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 30, 1996

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT

       For the transition period from           to

                         Commission File Number: 0-7775

                         WESTLAND DEVELOPMENT CO., INC.
                         ------------------------------
                     (Exact name of small business issuer as
                           specified in its charter)

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
YES [ X ] No [  ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of November 11, 1996:

     No Par Value Common:                    716,608
     Class A $1.00 Par Value Common:            NONE
     Class B $1.00 Par Value Common:          86,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                               September 30, 1996

    ASSETS
Cash and cash equivalents ........................                  $  1,133,095
Receivables:
   Real estate contracts .........................   $    125,685
        Less related deferred profit .............         89,656
                                                     ------------
                                                           36,029
   Note receivable - related party ...............         69,653
   Other receivables .............................        104,784
   Accrued interest ..............................          1,797        212,263
                                                     ------------
Land and improvements held for
   future development ............................                     5,185,555
Income producing properties, net .................                     7,223,704
Property and equipment, net of accumulated
   depreciation of $363,554 ......................                       400,580
Investment in Partnerships and joint ventures ....                       507,529
Other ............................................                       492,017
                                                                    ------------
                                                                    $ 15,154,743
                                                                    ============
    LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $     49,912
Accrued interest payable .........................                        33,103
Deferred income taxes ............................                     3,233,000
Notes, bonds, mortgages and assessments payable ..                     7,342,746
                                                                    ------------
                 Total liabilities ...............                    10,658,761

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      716,608 shares .............................          8,500
   Class A common stock - $1.00 par
      value; authorized, 736,668
      shares; issued, none .......................           --
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      86,100 shares ..............................         86,100
   Additional paid-in capital ....................        581,527
   Retained earnings .............................      3,819,855      4,495,982
                                                     ------------   ------------
                                                                    $ 15,154,743
                                                                    ============

                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                        For the 3 months ended
                                                             September 30,
                                                        1996             1995
                                                     -----------     -----------
Revenues
   Land ......................................       $ 218,233        $ 788,323
   Deferred profit recognized
     on installment sales ....................           6,911            7,051
   Rentals ...................................          93,755           71,060
                                                     ---------        ---------
                                                       318,899          866,434
Costs and expenses
   Cost of land revenues .....................         102,693          295,060
   Cost of rentals ...........................          19,476           33,533
   Other general and administrative ..........         516,581          413,890
   Legal .....................................             818           37,274
                                                     ---------        ---------
                                                       639,568          779,757
                                                     ---------        ---------

      Income(loss)from operations ............        (320,669)          86,677

Other (income) expense
   Interest income ...........................         (28,129)         (44,008)
   Gain on sale of property and
        equipment ............................          (1,612)            (100)
   Other income ..............................            --            (14,612)
   Interest expense ..........................         110,445           74,656
   Equity in losses of partnerships ..........          36,705             --
                                                     ---------        ---------
                                                       117,409           15,936
      Earnings (loss) before income ..........            --               --
         taxes ...............................        (438,078)          70,741

Income tax expense (benefit) .................        (175,231)          28,700
                                                     ---------        ---------
      NET EARNINGS(LOSS) .....................       $(262,847)       $  42,041
                                                     =========        =========
Weighted average common and
   common equivalent shares
   outstanding ...............................         800,670          786,893
                                                     =========        =========
Net earnings (loss) per common and
   common equivalent share ...................       $    (.33)       $     .05
                                                     =========        =========

                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                   For the three months ended
                                                          September 30,
                                                      1996            1995
                                                 -------------    -------------
Cash flows from operating activities

 Cash received from land sales
   and collections on real
   estate contracts receivable .................   $    424,302    $  1,406,436
 Cash paid to develop real estate ..............       (171,040)        (87,463)
 Cash received from rental operations ..........         88,640          85,611
 Cash paid for rental operations ...............         (1,350)         (1,466)
 Cash received for property taxes
    and maintenance ............................          8,892           1,590
 Interest received .............................         56,022          39,455
 Interest paid .................................       (138,874)        (98,463)
 Income taxes paid .............................       (262,000)       (160,050)
 Legal and other general and
   administrative costs paid ...................       (544,265)       (672,931)
 Other .........................................        (90,638)         19,712
                                                   ------------    ------------
  Net cash provided (used) by
   operating activities ........................       (630,311)        532,431
                                                   ------------    ------------

Cash flows from investing activities

 Capital expenditures for income
   producing and other properties ..............       (874,414)        (85,278)
                                                   ------------    ------------
  Net cash used by investing activities ........       (874,414)        (85,278)
                                                   ------------    ------------
Cash flows from financing activities
 Borrowing on notes, mortgages and
    assessments payable ........................        936,484            --
 Repayments of bonds, mortgages,
   notes and assessments payable ...............        (27,605)        (53,233)
 Exercise of stock options .....................         41,325          82,650
 Payment of dividends ..........................       (480,125)       (475,625)
                                                   ------------    ------------
  Net cash provided by (used)
   in financing activities .....................        470,079        (446,208)
                                                   ------------    ------------
NET INCREASE (DECREASE)IN CASH
  AND CASH EQUIVALENTS .........................     (1,034,646)            945

Cash and cash equivalents at
  beginning of period ..........................      2,167,741       1,917,803
                                                   ------------    ------------
Cash and cash equivalents at
  end of period ................................   $  1,133,095    $  1,918,748
                                                   ============    ============

Reconciliation of net earnings
 (loss) to net cash used in
 operating activities

Net earnings (loss) ............................   $   (262,847)   $     42,041

Adjustments to reconcile net
 earnings(loss)to net cash used in
 operating activities
     Depreciation ..............................         31,911          42,470
     Collection on real estate
       contracts receivable ....................        237,976         442,400
     Profit recognized on prior
       years' installment sales ................         (6,911)         (7,051)

Change in
     Rents receivable, accrued interest,
       property tax and other ..................        (34,391)        109,391
     Land and improvements held for
       future development and income
       producing properties ....................        (69,134)        329,817

     Other assets ..............................         13,741         (24,886)
     Accounts and retainages payable,
       accrued interest and other
        liabilities ............................       (540,656)       (401,751)
                                                   ------------    ------------

Net cash provided (used) by
  operating activities .........................   $   (630,311)   $    532,431
                                                   ============    ============

                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                               September 30, 1996

     1. The balance sheet at September 30, 1996, statements of cash flows and statements of operations for the three months ended September 30, 1996 and September 30, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 1996. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of operating results for the full year.

     2. The computation of net earnings (loss) per common and common equivalent share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration (referred to as equivalents), which for the three month period ended September 30, 1996 was 800,670 and for the three month period ended September 30, 1995 was 786,893.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the three months ended September 30, 1996, the Company's cash and cash equivalents decreased by $1,034,646. During this period, operations used $630,311, received $41,325 from the sale of stock, invested $874,414 in fixed and other assets, retired $27,605 of debt, borrowed $936,484 and paid dividends in the amount of $480,125.

     During the first quarter of the current fiscal year, the Company had revenue of $318,899 compared to $866,434 during the same period in the prior fiscal year. Operating expenses during the three months ended September 30, 1996, were $639,568 compared to $779,757 during the comparable period in 1995. In April 1995, the Company began selling small improved residential lots in addition to the large tracts it had sold in the past. These sales amounted to $145,600 in the first quarter and added $86,213 to the cost of sales for the period.

     The Company may expend approximately $900,000 or more to acquire replacement lands and property for the land sold to the National Park Service under threat of condemnation. In the event the Company does not replace the property sold to the National Park Service, it may need to utilize a substantial portion of its liquid investments for federal and state income taxes.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Other than the ordinary routine litigation incidental to the Company's business, neither the Company nor any member of management is the subject of any pending or threatened legal proceeding.

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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: November 12, 1996           By:    Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer