Form 10QSB
period 1996-12-31
WESTLAND DEVELOPMENT CO INC
filed 1997-02-13
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended December 31, 1996

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of February 13, 1997:

     No Par Value Common:                    716,608
     Class A $1.00 Par Value Common:            NONE
     Class B $1.00 Par Value Common:          86,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                               December 31, 1996

    ASSETS
Cash and cash equivalents ..........................                 $   916,842
Receivables:
   Real estate contracts ...........................   $    99,506
        Less related deferred profit ...............        74,444
                                                       -----------
                                                            25,062
   Note receivable - related party .................        69,116
   Other receivables ...............................       103,128
   Accrued interest ................................           903       198,209
                                                       -----------
Land and improvements held for
   future development ..............................                   5,328,006
Income producing properties, net ...................                   7,201,466
Property and equipment, net of accumulated
   depreciation of $375,301 ........................                     397,880
Investment in Partnerships and joint ventures ......                     518,909
Other ..............................................                     505,816
                                                                     -----------
                                                                     $15,067,128
                                                                     ===========
    LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable, accrued expenses
   and other liabilities ...........................                 $   233,793
Accrued interest payable ...........................                      44,229
Deferred income taxes ..............................                   3,233,000
Notes, bonds, mortgages and assessments payable ....                   6,888,896
                                                                     -----------
                 Total liabilities .................                  10,399,918

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      716,608 shares ...............................         8,500
   Class A common stock - $1.00 par
      value; authorized, 736,668
      shares; issued, none .........................          --
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      86,100 shares ................................        86,100
   Additional paid-in capital ......................       581,527
   Retained earnings ...............................     3,991,083     4,667,210
                                                       -----------   -----------
                                                                     $15,067,128
                                                                     ===========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                        For the 3 months ended
                                                             December 31,
                                                        1996             1995
                                                     -----------     -----------
Revenues
   Land ......................................     $   940,253      $   509,578
   Deferred profit recognized
     on installment sales ....................          15,212           11,809
   Rentals ...................................         175,676          111,195
                                                   -----------      -----------
                                                     1,131,141          632,582
Costs and expenses
   Cost of land revenues .....................         200,991          195,138
   Cost of rentals ...........................          30,675           32,986
   Other general and administrative ..........         454,121          524,357
   Legal .....................................           2,315            9,921
                                                   -----------      -----------
                                                       688,102          762,402
                                                   -----------      -----------

      Operating income (loss) ................         443,039         (129,820)

Other (income) expense
   Interest income ...........................         (23,013)         (24,211)
   Gain on sale of property and
        equipment ............................            (140)             (50)
   Other income ..............................            --            (18,713)
   Interest expense ..........................         180,411          105,992
   Equity in losses of partnerships ..........             209            1,648
                                                   -----------      -----------
                                                       157,467           64,666
                                                   -----------      -----------

      Earnings (loss) before income taxes ....         285,572         (194,486)

Income tax expense (benefit) .................         114,344          (28,700)
                                                   -----------      -----------

      NET EARNINGS(LOSS) .....................     $   171,228      $  (165,786)
                                                   ===========      ===========
Weighted average common and
   common equivalent shares
   outstanding ...............................         802,708          794,393
                                                   ===========      ===========
Net earnings (loss) per common and
   common equivalent share ...................     $       .21      $      (.21)
                                                   ===========      ===========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                        For the 6 months ended
                                                             December 31,
                                                        1996             1995
                                                     -----------     -----------
Revenues
   Land ....................................      $ 1,158,486       $ 1,297,900
   Deferred profit recognized
     on installment sales ..................           22,123            18,860
   Rentals .................................          269,431           182,256
                                                  -----------       -----------
                                                    1,450,040         1,499,016
Costs and expenses
   Cost of land revenues ...................          303,684           490,198
   Cost of rentals .........................           50,151            66,519
   Other general and administrative ........          970,702           938,248
   Legal ...................................            3,133            47,194
                                                  -----------       -----------
                                                    1,327,670         1,542,159
                                                  -----------       -----------

      Operating income (loss) ..............          122,370           (43,143)

Other (income) expense
   Interest income .........................          (51,142)          (68,220)
   Gain on sale of property and
        equipment ..........................           (1,752)             (150)
   Other income ............................             --             (33,325)
   Interest expense ........................          290,856           180,649
   Equity in losses of partnerships ........           36,914             1,648
                                                  -----------       -----------

                                                      274,876            80,602
                                                  -----------       -----------
      Loss before income taxes .............         (152,506)         (123,745)

Income tax expense (benefit) ...............          (60,887)             --
                                                  -----------       -----------

      NET LOSS .............................      $   (91,619)      $  (123,745)
                                                  ===========       ===========
Weighted average common and
   common equivalent shares
   outstanding .............................          801,689           790,643
                                                  ===========       ===========
Net earnings (loss) per common and
   common equivalent share .................      $      (.11)      $      (.16)
                                                  ===========       ===========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                    For the six months ended
                                                          December 31,
                                                      1996            1995
                                                 -------------    -------------
Cash flows from operating activities

 Cash received from land sales
   and collections on real
   estate contracts receivable ...............     $ 1,393,672      $ 1,931,595
 Cash paid to develop real estate ............        (514,467)        (433,976)
 Cash received from rental operations ........         265,250          213,850
 Cash paid for rental operations .............          (3,918)          (5,099)
 Cash paid for property taxes
    and maintenance ..........................         (55,603)         (92,115)
 Interest received ...........................          75,208           57,246
 Interest paid ...............................        (305,307)        (188,128)
 Income taxes paid ...........................        (261,999)        (200,050)
 Legal and other general and
   administrative costs paid .................        (865,793)      (1,186,458)
 Other .......................................             985           36,677
                                                   -----------      -----------
  Net cash provided (used) by
   operating activities ......................        (271,972)         133,542
                                                   -----------      -----------

Cash flows from investing activities

 Capital expenditures for income
   producing and other properties ............        (994,178)        (440,297)
 Proceeds from sale of assets ................           1,873              150
                                                   -----------      -----------
  Net cash used by investing activities ......        (992,305)        (440,147)
                                                   -----------      -----------
Cash flows from financing activities
 Borrowing on notes, mortgages and
    assessments payable ......................       1,473,785          646,200
Proceeds from sale of stock ..................          41,325           96,425
Repayments of bonds, mortgages,
   notes and assessments payable .............      (1,021,607)         (78,496)
Payment of dividends .........................        (480,125)        (475,625)
                                                   -----------      -----------
  Net cash provided by (used)
   in financing activities ...................          13,378          188,504
                                                   -----------      -----------
NET INCREASE (DECREASE)IN CASH
  AND CASH EQUIVALENTS .......................      (1,250,899)        (118,101)

Cash and cash equivalents at
  beginning of period ........................       2,167,741        1,917,803
                                                   -----------      -----------
Cash and cash equivalents at
  end of period ..............................     $   916,842      $ 1,799,702
                                                   ===========      ===========

Reconciliation of net earnings
 (loss) to net cash used in
 operating activities

Net loss .....................................     $   (91,619)     $  (123,745)

Adjustments to reconcile net
 earnings(loss)to net cash used in
 operating activities
     Depreciation ............................          71,905           85,125
     Collection on real estate
       contracts receivable ..................         264,154          457,982
     Profit recognized on prior
       years' installment sales ..............         (22,123)         (18,860)
     Gain on sale of assets ..................          (1,752)            (150)

Change in
     Rents receivable, accrued interest,
       property tax and other ................         (31,004)         163,827
     Land and improvements held for
       future development and income
       producing properties ..................        (211,585)         141,351

     Other assets ............................          92,849          (92,863)
     Accounts and retainages payable,
       accrued interest and other
        liabilities ..........................        (342,797)        (479,125)
                                                   -----------      -----------

Net cash provided (used) by
  operating activities .......................     $  (271,972)     $   133,542
                                                   ===========      ===========

                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                               December 31, 1996

     1. The balance sheet at December 31, 1996, statements of cash flows for the six months ended December 31, 1996 and 1995 and statements of operations for the six and three month periods ended December 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 1996. The results of operations for the six months ended December 31, 1996 are not necessarily indicative of operating results for the full year.

     2. The computation of net earnings (loss) per common and common equivalent share has been based on the weighted average number of shares of outstanding common stock and common stock issuable without further consideration (referred to as equivalents), which for the six and three month periods ended December 31, 1996 were 801,689 and 802,708, respectively and for the six and three month periods ended December 31, 1995 were 790,643 and 794,393, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the six months ended December 31, 1996, the Company's cash and cash equivalents decreased by $1,250,899. During this period, the Company received $41,325 from the sale of stock, invested $992,305, net, in fixed and other assets, retired $1,021,607 of debt, borrowed $1,473,785 and paid dividends in the amount of $480,125. Operations used $271,992.

     During the second quarter of the current fiscal year, the Company had revenue of $1,131,141 compared to $632,582 for the same quarter in the prior fiscal year. Operating expenses for the quarter were $688,102 compared to $762,402 for the same period in 1995. Revenue for the six months ended December 31, 1996 was $1,450,040 compared to $1,499,016 in 1995 and operating expenses were $1,327,670 in 1996 and $1,542,159 in 1995. In April 1995, the Company began selling small improved residential lots in addition to the large tracts it had sold in the past. These sales amounted to approximately $747,000 and added $444,000 to the cost of sales in 1995, but increased sales and cost of sales by $239,000 and $115,000, respectively, in 1996.

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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: February 13, 1996           By:    Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer