Form 10QSB/A
period 1996-12-31
WESTLAND DEVELOPMENT CO INC
filed 1997-02-21
CIK 106423

Form 10-QSB/A
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of February 21, 1997:

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

  Transitional Small Business Format (check one) Yes [   ] No [ X ]


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                               December 31, 1996

    ASSETS
Cash and cash equivalents ..........................                 $   916,842
Receivables:
   Real estate contracts ...........................   $    99,506
        Less related deferred profit ...............        74,444
                                                       -----------
                                                            25,062
   Note receivable - related party .................        69,116
   Other receivables ...............................       281,750
   Accrued interest ................................           903       376,831
                                                       -----------
Land and improvements held for
   future development ..............................                   5,327,601
Income producing properties, net ...................                   7,201,466
Property and equipment, net of accumulated
   depreciation of $375,301 ........................                     397,880
Investment in Partnerships and joint ventures ......                     518,909
Other ..............................................                     505,816
                                                                     -----------
                                                                     $15,245,345
                                                                     ===========
    LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable, accrued expenses
   and other liabilities ...........................                 $   304,960
Accrued interest payable ...........................                      44,229
Deferred income taxes ..............................                   3,233,000
Notes, bonds, mortgages and assessments payable ....                   6,888,896
                                                                     -----------
                 Total liabilities .................                  10,471,085

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      716,608 shares ...............................         8,500
   Class A common stock - $1.00 par
      value; authorized, 736,668
      shares; issued, none .........................          --
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      86,100 shares ................................        86,100
   Additional paid-in capital ......................       581,527
   Retained earnings ...............................     4,098,133     4,774,260
                                                       -----------   -----------
                                                                     $15,245,345
                                                                     ===========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                        For the 3 months ended
                                                             December 31,
                                                        1996             1995
                                                     -----------     -----------
Revenues
   Land ......................................     $ 1,120,253      $   509,578
   Deferred profit recognized
     on installment sales ....................          15,212           11,809
   Rentals ...................................         175,676          111,195
                                                   -----------      -----------
                                                     1,311,141          632,582
Costs and expenses
   Cost of land revenues .....................         202,774          195,138
   Cost of rentals ...........................          30,675           32,986
   Other general and administrative ..........         454,121          524,357
   Legal .....................................           2,315            9,921
                                                   -----------      -----------
                                                       689,885          762,402
                                                   -----------      -----------

      Operating income (loss) ................         621,256         (129,820)

Other (income) expense
   Interest income ...........................         (23,013)         (24,211)
   Gain on sale of property and
        equipment ............................            (140)             (50)
   Other income ..............................            --            (18,713)
   Interest expense ..........................         180,411          105,992
   Equity in losses of partnerships ..........             209            1,648
                                                   -----------      -----------
                                                       157,467           64,666
                                                   -----------      -----------

      Earnings (loss) before income taxes ....         463,789         (194,486)

Income tax expense (benefit) .................         185,511          (28,700)
                                                   -----------      -----------

      NET EARNINGS(LOSS) .....................     $   278,278      $  (165,786)
                                                   ===========      ===========
Weighted average common and
   common equivalent shares
   outstanding ...............................         802,708          794,393
                                                   ===========      ===========
Net earnings (loss) per common and
   common equivalent share ...................     $       .35      $      (.21)
                                                   ===========      ===========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                        For the 6 months ended
                                                             December 31,
                                                        1996             1995
                                                     -----------     -----------
Revenues
   Land ....................................      $ 1,338,486       $ 1,297,900
   Deferred profit recognized
     on installment sales ..................           22,123            18,860
   Rentals .................................          269,431           182,256
                                                  -----------       -----------
                                                    1,630,040         1,499,016
Costs and expenses
   Cost of land revenues ...................          305,467           490,198
   Cost of rentals .........................           50,151            66,519
   Other general and administrative ........          970,702           938,248
   Legal ...................................            3,133            47,194
                                                  -----------       -----------
                                                    1,329,453         1,542,159
                                                  -----------       -----------

      Operating income (loss) ..............          300,587           (43,143)

Other (income) expense
   Interest income .........................          (51,142)          (68,220)
   Gain on sale of property and
        equipment ..........................           (1,752)             (150)
   Other income ............................             --             (33,325)
   Interest expense ........................          290,856           180,649
   Equity in losses of partnerships ........           36,914             1,648
                                                  -----------       -----------

                                                      274,876            80,602
                                                  -----------       -----------
      Earnings (loss) before income taxes ..           25,711          (123,745)

Income tax expense (benefit) ...............           10,280             --
                                                  -----------       -----------

      NET EARNINGS (LOSS) ..................      $    15,431       $  (123,745)
                                                  ===========       ===========
Weighted average common and
   common equivalent shares
   outstanding .............................          801,689           790,643
                                                  ===========       ===========
Net earnings (loss) per common and
   common equivalent share .................      $       .02       $      (.16)
                                                  ===========       ===========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                    For the six months ended
                                                          December 31,
                                                      1996            1995
                                                 -------------    -------------
Cash flows from operating activities

 Cash received from land sales
   and collections on real
   estate contracts receivable ...............     $ 1,395,050      $ 1,931,595
 Cash paid to develop real estate ............        (515,845)        (433,976)
 Cash received from rental operations ........         265,250          213,850
 Cash paid for rental operations .............          (3,918)          (5,099)
 Cash paid for property taxes
    and maintenance ..........................         (55,603)         (92,115)
 Interest received ...........................          75,208           57,246
 Interest paid ...............................        (305,307)        (188,128)
 Income taxes paid ...........................        (262,000)        (200,050)
 Legal and other general and
   administrative costs paid .................        (865,792)      (1,186,458)
 Other .......................................             985           36,677
                                                   -----------      -----------
  Net cash provided (used) by
   operating activities ......................        (271,972)         133,542
                                                   -----------      -----------

Cash flows from investing activities

 Capital expenditures for income
   producing and other properties ............        (994,178)        (440,297)
 Proceeds from sale of assets ................           1,873              150
                                                   -----------      -----------
  Net cash used by investing activities ......        (992,305)        (440,147)
                                                   -----------      -----------
Cash flows from financing activities
 Borrowing on notes, mortgages and
    assessments payable ......................       1,473,785          646,200
Proceeds from sale of stock ..................          41,325           96,425
Repayments of bonds, mortgages,
   notes and assessments payable .............      (1,021,607)         (78,496)
Payment of dividends .........................        (480,125)        (475,625)
                                                   -----------      -----------
  Net cash provided by (used)
   in financing activities ...................          13,378          188,504
                                                   -----------      -----------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS .......................      (1,250,899)        (118,101)

Cash and cash equivalents at
  beginning of period ........................       2,167,741        1,917,803
                                                   -----------      -----------
Cash and cash equivalents at
  end of period ..............................     $   916,842      $ 1,799,702
                                                   ===========      ===========

Reconciliation of net earnings
 (loss) to net cash used in
 operating activities

Net earnings (loss) ..........................     $    15,431      $  (123,745)

Adjustments to reconcile net
 earnings(loss)to net cash used in
 operating activities
     Depreciation ............................          71,905           85,125
     Collection on real estate
       contracts receivable ..................         264,154          457,982
     Profit recognized on prior
       years' installment sales ..............         (22,123)         (18,860)
     Gain on sale of assets ..................          (1,752)            (150)

Change in
     Rents receivable, accrued interest,
       property tax and other ................        (209,625)         163,827
     Land and improvements held for
       future development and income
       producing properties ..................        (211,180)         141,351

     Other assets ............................          92,849          (92,863)
     Accounts and retainages payable,
       accrued interest and other
        liabilities ..........................        (271,631)        (479,125)
                                                   -----------      -----------

Net cash provided (used) by
  operating activities .......................     $  (271,972)     $   133,542
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

     During the second quarter of the current fiscal year, the Company had revenue of $1,311,141 compared to $632,582 for the same quarter in the prior fiscal year. Operating expenses for the quarter were $689,885 compared to $762,402 for the same period in 1995. Revenue for the six months ended December 31, 1996 was $1,630,040 compared to $1,499,016 in 1995 and operating expenses were $1,329,453 in 1996 and $1,542,159 in 1995. In April 1995, the Company began selling small improved residential lots in addition to the large tracts it had sold in the past. These sales amounted to approximately $747,000 and added $444,000 to the cost of sales in 1995, but increased sales and cost of sales by $239,000 and $115,000, respectively, in 1996.

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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: February 21, 1996           By:    Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer