Form 10QSB
period 1997-03-31
WESTLAND DEVELOPMENT CO INC
filed 1997-05-12
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

                        For Quarter Ended March 31, 1997

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of May 12, 1997:

     No Par Value Common:                    716,608
     Class A $1.00 Par Value Common:            NONE
     Class B $1.00 Par Value Common:          86,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                                 March 31, 1997

    ASSETS
Cash and cash equivalents ..........................                 $   697,153
Receivables:
   Real estate contracts ...........................   $    90,996
        Less related deferred profit ...............        69,950
                                                       -----------
                                                            21,046
   Note receivable - related party .................        68,566
   Other receivables ...............................       116,338
   Accrued interest ................................           563       206,513
                                                       -----------
Land and improvements held for
   future development ..............................                   5,655,629
Income producing properties, net ...................                   7,154,234
Property and equipment, net of accumulated
   depreciation of $388,444 ........................                     388,108
Investment in Partnerships and joint ventures ......                     524,947
Other ..............................................                     529,826
                                                                     -----------
                                                                     $15,156,410
                                                                     ===========
    LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable, accrued expenses
   and other liabilities ...........................                 $   158,462
Accrued interest payable ...........................                      65,253
Deferred income taxes ..............................                   3,233,000
Notes, bonds, mortgages and assessments payable ....                   7,171,588
                                                                     -----------
                 Total liabilities .................                  10,628,303

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      716,608 shares ...............................         8,500
   Class A common stock - $1.00 par
      value; authorized, 736,668
      shares; issued, none .........................          --
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      86,100 shares ................................        86,100
   Additional paid-in capital ......................       581,527
   Retained earnings ...............................     3,851,980     4,528,107
                                                       -----------   -----------
                                                                     $15,156,410
                                                                     ===========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                    For the three months ended
                                                             March 31,
                                                       1997             1996
                                                   -----------      -----------
Revenues
   Land ......................................     $    34,793      $   465,617
   Deferred profit recognized
     on installment sales ....................           4,493            9,049
   Rentals ...................................         173,120          117,978
                                                   -----------      -----------
                                                       212,406          592,644
Costs and expenses
   Cost of land revenues .....................         (19,321)         158,144
   Cost of rentals ...........................          47,817           35,771
   Other general and administrative ..........         445,648          416,857
   Legal .....................................           3,125           16,869
                                                   -----------      -----------
                                                       477,269          627,641
                                                   -----------      -----------

      Operating loss .........................        (264,863)         (34,997)

Other (income) expense
   Interest income ...........................         (10,234)         (13,966)
   Gain on sale of property and
        equipment ............................            --                (50)
   Other income ..............................            --            (17,468)
   Interest expense ..........................         153,154           83,949
   Equity in losses of partnerships ..........           1,650            4,919
                                                   -----------      -----------
                                                       144,570           57,384
                                                   -----------      -----------

      Loss before income taxes ...............        (409,433)         (92,381)

Income tax expense (benefit) .................        (163,280)            --
                                                   -----------      -----------

      NET LOSS ...............................     $  (246,153)     $   (92,381)
                                                   ===========      ===========
Weighted average common and
   common equivalent shares
   outstanding ...............................         802,708          795,208
                                                   ===========      ===========
Net earnings (loss) per common and
   common equivalent share ...................     $      (.31)     $      (.12)
                                                   ===========      ===========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                    For the nine months ended
                                                             March 31,
                                                      1997              1996
                                                  -----------       -----------
Revenues
   Land ....................................      $ 1,373,279       $ 1,763,517
   Deferred profit recognized
     on installment sales ..................           26,616            27,909
   Rentals .................................          442,551           300,234
                                                  -----------       -----------
                                                    1,842,446         2,091,660
Costs and expenses
   Cost of land revenues ...................          286,146           648,342
   Cost of rentals .........................           97,968           102,290
   Other general and administrative ........        1,416,350         1,355,105
   Legal ...................................            6,258            64,063
                                                  -----------       -----------
                                                    1,806,722         2,169,800
                                                  -----------       -----------

      Operating income (loss) ..............           35,724           (78,140)

Other (income) expense
   Interest income .........................          (61,376)          (82,186)
   Gain on sale of property and
        equipment ..........................           (1,752)             (200)
   Other income ............................             --             (50,793)
   Interest expense ........................          444,010           264,598
   Equity in losses of partnerships ........           38,564             6,567
                                                  -----------       -----------

                                                      419,446           137,986
                                                  -----------       -----------
      Loss before income taxes .............         (383,722)         (216,126)

Income tax expense (benefit) ...............         (153,000)             --
                                                  -----------       -----------

      NET LOSS .............................      $  (230,722)      $  (216,126)
                                                  ===========       ===========
Weighted average common and
   common equivalent shares
   outstanding .............................          802,024           792,153
                                                  ===========       ===========
Net earnings (loss) per common and
   common equivalent share .................      $      (.29)      $      (.27)
                                                  ===========       ===========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                     For the nine months ended
                                                             March 31,
                                                       1997             1996
                                                   -----------      -----------
Cash flows from operating activities

 Cash received from land sales
   and collections on real
   estate contracts receivable ...............     $ 1,588,331      $ 2,411,213
 Cash paid to develop real estate ............        (824,545)        (522,298)
 Cash received from rental operations ........         441,420          292,510
 Cash paid for rental operations .............          (3,975)          (3,336)
 Cash paid for property taxes
    and maintenance ..........................         (57,828)         (97,440)
 Interest received ...........................          81,021           70,192
 Interest paid ...............................        (434,096)        (260,804)
 Income taxes paid ...........................        (262,000)        (214,113)
 Legal and other general and
   administrative costs paid .................      (1,295,883)      (1,508,744)
 Other .......................................           6,600           49,226
                                                   -----------      -----------
  Net cash provided (used) by
   operating activities ......................        (760,955)         216,406
                                                   -----------      -----------

Cash flows from investing activities

 Capital expenditures for income
   producing and other properties ............        (893,790)         (53,683)
 Proceeds from sale of assets ................           1,873              200
 Investment in Partnerships ..................        (110,445)        (486,166)
                                                   -----------      -----------
  Net cash used by investing activities ......      (1,002,362)        (539,649)
                                                   -----------      -----------
Cash flows from financing activities
 Borrowing on notes, mortgages and
    assessments payable ......................       1,811,148          646,200
Proceeds from sale of stock ..................          41,325           96,425
Repayments of bonds, mortgages,
   notes and assessments payable .............      (1,079,619)        (142,656)
Payment of dividends .........................        (480,125)        (475,625)
                                                   -----------      -----------
  Net cash provided by (used)
   in financing activities ...................         292,729          124,344
                                                   -----------      -----------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS .......................      (1,470,588)        (198,899)

Cash and cash equivalents at
  beginning of period ........................       2,167,741        1,917,803
                                                   -----------      -----------
Cash and cash equivalents at
  end of period ..............................     $   697,153      $ 1,718,904
                                                   ===========      ===========

Reconciliation of net earnings
 (loss) to net cash used in
 operating activities

Net loss .....................................     $  (230,722)     $  (216,126)

Adjustments to reconcile net
 earnings(loss)to net cash used in
 operating activities
     Depreciation ............................         132,808          127,971
     Collection on real estate
       contracts receivable ..................         272,664          471,983
     Profit recognized on prior
       years' installment sales ..............         (26,617)         (27,909)
     Gain on sale of assets ..................          (1,752)            (200)

Change in
     Rents receivable, accrued interest,
       property tax and other ................         (43,323)         174,456
     Land and improvements held for
       future development and income
       producing properties ..................        (539,208)         203,110

     Other assets ............................          67,958         (143,967)
     Accounts and retainages payable,
       accrued interest and other
        liabilities ..........................        (393,763)        (372,912)
                                                   -----------      -----------

Net cash provided (used) by
  operating activities .......................     $  (760,955)     $   216,406
                                                   ===========      ===========

                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                                 March 31, 1997

     1. The balance sheet at March 31, 1997, statements of cash flows for the nine months ended March 31, 1997 and 1996 and statements of operations for the nine and three month periods ended March 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 1996. The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of operating results for the full year.

     2. The computation of net earnings (loss) per common and common equivalent share has been based on the weighted average number of shares of outstanding common stock and common stock issuable without further consideration (referred to as equivalents), which for the nine and three month periods ended March 31, 1997 were 802,024 and 802,708, respectively and for the nine and three month periods ended March 31, 1996 were 792,153 and 795,208, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the nine months ended March 31, 1997, the Company's cash and cash equivalents decreased by $1,470,587. During this period, the Company received $41,325 from the sale of stock, invested $1,002,362, net, in fixed and other assets, retired $1,079,619 of debt, borrowed $1,811,148 and paid dividends in the amount of $480,125. Operations used $760,955.

     During the third quarter of the current fiscal year, the Company had revenue of $212,406 compared to $592,644 for the same quarter in the prior fiscal year. Operating expenses for the quarter were $496,590 compared to $627,641 for the same period in 1996. Revenue for the nine months ended March 31, 1997 was $1,842,446 compared to $2,091,660 in 1996 and operating expenses were $1,806,722 in 1997 and $2,169,800 in 1996. Revenue in 1997 is lower due to decreased levels of land sales.

     The Company may expend approximately $830,000 or more to acquire replacement lands and property for the land sold to the National Park Service under threat of condemnation. In the event the Company does not replace the property sold to the National Park Service, it may need to utilize a substantial portion of its liquid investments for federal and state income taxes.


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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: May 12, 1997                By:    Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer