Form 10KSB
period 1997-06-30
WESTLAND DEVELOPMENT CO INC
filed 1997-08-28
CIK 106423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

Commission File Number:  0-7775

                         WESTLAND DEVELOPMENT CO., INC.
             (Exact name of registrant as specified in its charter)

              New Mexico                             85-0165021
    (State or other jurisdiction of              (I.R.S. Employer
  incorporation or other organization)          Identification No.)

     401 Coors Boulevard, N.W., Albuquerque, New Mexico,            87121
         (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: 505-831-9600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

No Par Value Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $4,280,351

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $8,154,586

The number of shares outstanding of each of the Registrant's classes of common stock, as of August 20, 1997, was:

          No Par Value Common:     716,608 shares.
          Class A $1.00 Par Value: none.
          Class B $1.00 Par Value: 86,100 shares.


PART I

ITEM 1:  DESCRIPTION OF BUSINESS

General Development of Business.

Westland Development Co., Inc., a New Mexico for-profit corporation ("Registrant"), is the successor to a community land grant corporation named Town of Atrisco, which itself was a successor to a Spanish community land grant named the Atrisco Land Grant. Information concerning the historical background of these predecessor organizations and the conversion in 1967 from a community land grant corporation into a business corporation can be found in the Registrant's Form 10 and its Form 10-K for the fiscal year ended June 30, 1974. With limited exceptions, only lineal descendants of the incorporators of the Town of Atrisco, New Mexico, may own shares of the Registrant's Common Stock.

The Registrant's executive offices are located in its own building at 401 Coors Boulevard, N.W., Albuquerque, New Mexico, 87121, telephone (505) 831-9600, on land which was originally part of the Atrisco Land Grant.

The Registrant is the owner of approximately 59,000 acres of land located on the west side of Albuquerque, New Mexico. Most of its property is held for long term investment and is not currently marketed nor planned for development in the foreseeable future, and is devoted to the grazing of cattle. The Registrant derives revenues through commercial and land leases, partnerships formed for various development projects, lot development and sales and land sales.

As of August 15, 1997, approximately 245 acres of the Registrant's land located on the west side of the City of Albuquerque, New Mexico which have been segregated for development remain to be sold.

The Registrant believes that over the next few years it will enter into joint ventures, land developments, ground leases, limited partnerships and, if warranted by available capital, may begin the construction of industrial and commercial structures for lease or sale. The Registrant's long term business philosophy is to enhance the value of the Registrant's land through careful planning and development, while retaining ownership of a major portion of the land in perpetuity and simultaneously increasing the value of the Registrant's stock and to provide dividends for its shareholders, when consistent with the Registrant's need for a sufficient cash flow to meet current operating expenses.

Narrative Description of Business.

The Registrant previously developed six master plans for the development of certain of its properties. Each such plan encompassed approximately 600 to 1,000 acres and are identified as Atrisco Urban Center and El Rancho Atrisco, Phases I through V. Portions of Phases I and IV have been developed and sold and development of Phase V master plan was abandoned due the introduction of the Petroglyph National Monument. A revised master plan for the area between Unser and Paseo del Volcan was initiated in 1994 and approved by Bernalillo County in July of 1997.

On July 1, 1997, the Bernalillo County Commission approved the Registrant's Master Plan for the development of approximately 6,400 acres of its land. The County previously had approved a Memorandum of Understanding with the Registrant relating to the development of a County owned and operated water utility and sewer system to serve the lands within the Master Plan area. The City of Albuquerque has attempted to exercise extra-territorial planning jurisdiction over the Master Plan, but the Registrant believes, and has so informed the City, that because the City failed to act within the statutorily permitted time after the date of the filing of the Registrant's Master Plan with the City for its review, the Master Plan was approved. Additional discussion of the Master Plan is included hereinafter at those locations where such discussion is deemed appropriate.

Oil and Gas, Grazing and Other Leases.

Approximately 58,000 acres of the Registrant's land is not planned for development and is leased to unaffiliated people for grazing cattle. The leases provided rental income of approximately $167,000 in fiscal 1997. During the year the Registrant agreed to certain rent abatements for its leased grazing lands because of a prolonged drought that severely limited the productive capacity of the land.

The Registrant has leased approximately 8,500 acres under an oil and gas lease upon which it receives annual rental of approximately $2.50 per acre. The lessee has notified the Registrant that it intends to drill an exploratory well in September, 1997.

The Registrant also owns and leases certain commercial buildings which produced rental revenue of $621,000 in 1997. (See "Reinvestment Properties").

Development Properties.

As of June 30, 1997, the Registrant continued to own approximately 250 acres of a total of 1,600 acres which it developed and sold over the last 16 years. A summary of this acreage is as follows:

a) Atrisco Urban Center

1). Atrisco Urban Center Development and Sales. The Registrant owns approximately 40 acres within this center and continues to work with end users to develop additional projects. A senior citizen's center, five manufacturing facilities, a warehouse facility, an office building, a police substation, a retirement community, a 400-unit apartment complex, gas station and car wash are among the projects currently located in the Center. See items number 3 and 4 below for a discussion of last years developed projects.

2) Atrisco Urban Center Rental Properties. The Registrant owns a two-story office building in the Atrisco Urban Center. The entire first floor (approximately 5,057 square feet of rentable space) is leased to Nations Bank (formerly Sunwest Bank of Albuquerque, N.A.) for use as a branch bank for a term ending in October 1999. The Registrant occupies the second floor of this building.

3) Cedar Ridge Estates Subdivision. The Registrant owns a 26 acre tract located within the Atrisco Urban Center zoned for a single family residential subdivision called Cedar Ridge Estates Phases II and III. The Registrant has completed development of and has sold the first phase consisting of approximately 11 acres and 57 lots. During fiscal 1995 a Builder executed an option agreement for the purchase of those developed lots upon which the builder is constructing homes priced from $100,000 to $120,000. The Registrant has platted and completed construction of Phase II, but has not yet sold the lots.

4) Assisted Living Development Corporation. The Registrant is a Limited Partner in a partnership which has built and owns a housing facility for persons in need of some care but who are otherwise ambulatory. The 40 unit complex was opened in March of 1997, and occupancy advertised through Albuquerque newspapers since that time. The Registrant was recently made aware that the Partnership was in default of the payment terms of its construction money mortgage, that a foreclosure action has been commenced by the construction lender and that it might not be able to secure permanent financing. The Registrant's investment in the Limited Partnership consists of approximately $160,000 plus land valued at $260,000. The total value of the investment was expensed in prior years. Management has not determined whether it would be in the Registrant's best interest to bid to acquire the facility if it is sold at foreclosure. Such a purchase would be for approximately $1,500,000 and Management is not sure that the project would be sufficiently profitable to warrant the purchase.

b.  Master Plan.

1) The Registrant prepared a master development plan covering approximately 6,400 acres which it planned to have annexed to the City of Albuquerque. The master plan is located north of Interstate 40 and south of the area designated for the Petroglyph National Monument. The Registrant initially filed this plan with the City of Albuquerque, but due to the City's inability or unwillingness to guarantee the availability of water and sewer service to the property in a timely manner, the plan was withdrawn from the City and submitted to Bernalillo County. The County has entered into a memorandum of understanding with the Registrant that it will furnish the required services. A test water well has recently been completed and the utilities are now in engineering analysis and design stages.

c. ERA Phase II; Volcano Business Park.

Volcano Business Park consists of approximately 22 acres zoned for industrial park uses of which 11 acres have been platted and developed into 9 lots. The Registrant has entered into a partnership arrangement through which it supervised construction, management and owns 50% of an 172 unit storage facility on approximately 1.7 acres of this property. The facility was completed in December of 1995 and as of August 1, 1997 was approximately 60% occupied.

d. ERA Phase III Commercial, Industrial and Residential Developments.

In the mid 1980's, the Registrant completed the planning of El Rancho Atrisco Phase III Sector Development Plan. Those plans included construction of a total of 200,000 square feet of office space, approximately 100,000 square feet of retail space, 130 acres for industrial usage (Ladera Industrial Park), 41 acres of high density housing and 113 acres of single family housing. During fiscal 1995, the Registrant sold a 6.3 acre tract which has been developed as an affordable apartment complex. During fiscal 1996 the Registrant sold a 0.86 acre parcel of land to Diamond Shamrock for the development of a convenience store-gas station at the corner of Unser and Ladera Drive. During fiscal 1996, the Registrant also sold approximately 16 acre tract to a local developer for construction of additional family homes. The Registrant has also joined a limited liability corporation for the planning, approval and development of an
9.6 acre tract, which will also be developed for affordable multi-family apartment units. During fiscal 1997, after securing tax credit bond financing and site development plan approval, the entire project was sold to a third party developer who plans to do construct the apartment units.

e.  Other Properties.

1). Travel Plaza In March 1990, the Registrant submitted a zone change request to Bernalillo County for 100 acres for a travel center and related commercial uses. In June 1990, the County Commission approved the request for zone change. Anticipated users may include restaurants, motel-hotel facilities, fueling stations, and other travel/tourist related facilities. During 1995, the Registrant sold two acres, on which there has now been a truck sales facility developed.

2) Parkway Subdivision. In 1994, the Company agreed to develop approximately 15 acres of land (57 lots) for Sivage Thomas known as Parkway Unit 7 development. Development of the residential lots is complete and all lots were sold by November of 1995. The Registrant also designed and nearly completed construction of Parkway Unit 8, and in June, 1997, the total Unit was sold to Sivage Thomas Home, Inc. in July of 1997 the Registrant sold an additional 18 acres to Sivage Thomas Homes, Inc. for the development of Parkway Unit 9 Subdivision.

In 1995 the Registrant sold approximately 11 acres to Albuquerque Public Schools for development of an elementary school adjacent to Parkway Unit 8. In 1996 the voters approved school bonds which included funding of the proposed school which is currently under design with construction scheduled to be completed for the fall term of 1998.

3) Recreation Complex During fiscal 1994, the Registrant entered into a lease/option arrangement with PG Corporation, a New Mexico corporation, for 100 acres of Registrant's land located north of I-40 on Paseo del Volcan. A portion of the property was subsequently developed as a recreation and softball complex. The Registrant exchanged $100,000 in rental and option payments for a 6% equity position in the Partnership which owns and operates the recreation venture. PG Corporation is in default on its payments to the Registrant and the Registrant will take possession of the property. Bernalillo County considered purchasing the complex, including a portion of the Registrant's properties, but did not do so. PG Corporation has sued the County for its failure to purchase the property.

4) Tierra Oeste The Registrant has committed approximately 28 acres of land north of Ladera Dr., west of Unser Blvd, to a limited liability corporation formed jointly by the Registrant and a local development company. The Registrant purchased the development company's interest in the limited liability corporation and is now its sole shareholder. In July, 1995, this limited liability corporation executed a sale agreement with a home builder for the purchase of developed lots and the Registrant believed that construction would be started on the property during the fall of 1996. Subsequently that builder failed to compete the purchase contract and the contract was terminated in January of 1996. Subsequently a second developer approached the Registrant requesting the opportunity to perform the obligations of the local development company to the limited liability corporation. The Registrant agreed that the second developer could assume the first development company's interest in the corporation if it satisfied the Registrant that it had the financial capacity to complete the project. The second developer never acquired the first developer's interest in the corporation and never furnished financial statements to the Registrant and the Registrant canceled its agreement with the second developer. The Registrant has been sued by the second developer for specific performance of the contract alleging that the contract was prematurely terminated. The Registrant has denied the allegations of the complaint and has counter sued for damages caused by the delay in its being able to deal in this property. The Registrant considers this litigation to be ordinary, routine and incidental to its business and not material.

5) Education and Community Projects Approximately 50 acres of land have been donated to the Technical-Vocational Institute for the construction of a southwest mesa campus. The Company also donated approximately 8 acres to Youth Development, Inc. The properties are located in the Gun Club Rd. area west of Coors Blvd., but the Registrant and TVI have agreed to trade the 50 acres which had been donated to it for a like parcel of land along the proposed extension of Rio Bravo. In addition, the Registrant has agreed by letter of intent to donate 12 acres to Albuquerque Public Schools and up to 10 acres to the Archdiocese of Santa Fe, in the same area.

f.  Sales to National Park Service.

On June 27, 1990, the United States Congress established an approximately 7,000 acre national monument (the Petroglyph National Monument) to preserve and protect the volcanic escarpment on Albuquerque's West Mesa area. The Monument's proposed boundaries included approximately 1,964 acres of the Registrant's land. The Company sold 444 acres in fiscal year 1992, 713 acres in fiscal 1993, 118 acres in fiscal 1994, 24 acres in fiscal 1995, and none in fiscal 1996 to the National Park Service. The Park Service purchased 218 acres from the Registrant during fiscal 1997. Approximately 447 acres have yet to be acquired by the Park Service and the Registrant has been given no assurance when the final purchases of the property may occur. The Registrant's Board of Directors has agreed that, subject to negotiation of acceptable terms of sale, the Registrant will sell to the National Park Service the Registrant's remaining lands included in the Monument.

g.  Reinvestment Properties.

As part of the Registrant's plans to defer the tax burden arising from the sale of its lands to the National Park Service for inclusion in the Petroglyph National Monument, during the last three fiscal years it reinvested its funds in the properties described below. As a result of these purchases, the Registrant believes that it has deferred taxes on approximately $7,000,000 in sales through fiscal 1997.

During the last three fiscal years, as part of its tax deferral program related to proceeds from the sale of land to the National Park Service, the Registrant purchased land upon which commercial buildings were constructed and leased to others. Those properties are:

a) A commercial building at Coors Boulevard and Sequoia Road in Albuquerque at a cost of $2,630,000, $1,869,000 of which is subject to a Mortgage upon which the Registrant must pay monthly payments of $17,629.78. This building has been leased to Walgreen Co. for 20 years at a fixed rent of $19,173.37 per month plus additional rent based upon a formula of gross sales up to a maximum rent of $460,161 in any one year.

b) A commercial building in Albuquerque's Midway Industrial Park at a cost of $1,059,000, $751,000 of which is subject to a Mortgage upon which the Registrant must make monthly payments of $6,893. This building has been leased to Circuit City Stores for a term of 10 years at an escalating rental beginning at $4.25 per square foot the first year and increasing in stages to $5.55 per square foot in the tenth year. The lessee has also been granted the right to extend the lease for two additional 5 year terms at escalating rental rates during each of the years of any extended term. The current rent is $8,976 per month.

c) A commercial building located at Coors Boulevard and Central Avenue at a cost of $3,592,806, which is subject to a mortgage upon which the Registrant must make monthly payments of $24,682. The building has been leased to Walgreen Co., on a minimum 20 year lease at a fixed rent of $26,122 per month plus a percentage of gross sales. Walgreen, Co. may continue the term of the lease for an additional 40 years.

All of the above properties were purchased by the Registrant in part to defer taxes resulting from the Sale of its lands to the National Park Service for inclusion in the Petroglyph National Monument.

Current Real Estate Market Conditions.

The market conditions for the development and sale of properties in Albuquerque are positive at the present time. After a period of high occupancies, the multi-family market enjoyed a building boom, which has resulted in lower occupancies and rent, on average. Although there has been a slump in the market during the first six months of 1997, Management believes that for the foreseeable future commercial and industrial construction will further stabilize and the demand for single family residential construction will slow, but continue to be strong.

Competition.

The Registrant's industrial parks - The Atrisco Urban Center, Volcano Business Park and Ladera Industrial Park compete with other business and industrial parks in the Albuquerque area, including some that are more established and some that are located nearer the major population centers of Albuquerque. The Registrant believes that a sale made by another party resulting in the introduction of Coca Cola in the Business Park and development of the business center within the Business Park will add to the quality of the Park's tenants and will attract other businesses to the Parks.

Residential subdivisions on the Registrant's land compete with other areas in the Albuquerque housing market (essentially Bernalillo County and portions of Sandoval County and Valencia County), as well as with other subdivisions on the western side of the City of Albuquerque. A number of large subdivisions to the north of the Registrant's land are not fully sold. These include Rio Rancho (about six miles north of the Registrant's land), Paradise Hills (about five miles north of the Registrant's land), Volcano Cliffs, Taylor Ranch and Vantana Ranch (each about two to three miles north of the Registrant's land).

The mandate by the State Legislature for implementation of Impact Fees may result in the Registrant's lands being disadvantaged because the fees that surrounding counties charge may be less than those that will be charged by Albuquerque and Bernalillo County. Bernalillo County began the assessment of such fees beginning on January 1, 1996, but the Registrant has not been able to determine whether these fees will adversely impact its business.

Employees.

As of June 30, 1997, the Registrant had nine full-time and eight part-time employees. The Registrant's president, who is also a director, is a full time employee. The Registrant also had contractual relationships with six individuals, including two of the Registrant's officers and directors, who provided various services to the Company.

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

Availability of Water and Municipal Services.

The unavailability of sufficient water has often been a major inhibiting factor in the land development business in the Southwest. The extent of the Registrant's water rights has not been determined. However, lack of ownership of water rights by the Registrant would not be an inhibiting factor to the developing of the Registrant's land if adequate water were to be made available through the City of Albuquerque and/or Bernalillo County and/or other water sources or by purchase by the Registrant or a developer that might purchase and develop land. For example, both Tierra West Mobile Home Park sold by the Registrant near 9-mile hill and the recreation complex leased or purchased water rights and drilled wells to meet their water needs.

Under present annexation policies of the City of Albuquerque, annexation to the City of Albuquerque of portions of the Registrant's land is a requirement by the City before it will extend water and sewer services within a reasonable period of time after annexation. However, the cost of water distribution and sewer lines would have to be borne by the developer, or by subsequent purchasers of the annexed portions. The Registrant has not been able to get assurances from the City that services of any of the Registrant's lands by the City will occur at any reasonable time in the future, and the Registrant has pursued alternative methods of providing water, sewer and other services to its lands. During the last fiscal year, the Company worked closely with Bernalillo County to secure the County's assistance in providing such services to Albuquerque's west side and to lands owned by the Registrant. The County recently completed a feasibility study looking toward providing those services. Subsequently the Registrant and the County entered into a memorandum of understanding which outlines the County's providing services.

With the exception of the Atrisco Urban Center and the residential subdivisions, most of the Registrant's land lies outside the municipal limits of the City of Albuquerque and are not furnished with City of Albuquerque water or other City of Albuquerque services. The Registrant experienced little difficulty in having the Atrisco Urban Center and the residential subdivisions within areas where water service is currently available annexed to the City of Albuquerque and furnished with services, but the same cannot be assumed for other areas of Registrant's land.

Other Factors Affecting Development of Registrant's Land.

Various activist groups, as well as neighborhood organizations occasionally have in the past taken actions which have, to some extent, delayed the Registrant's plans for the development of some of its lands. During the 1994 fiscal year two activist groups filed appeals with the City of Albuquerque related to the Registrant's Master Plan. However, the Master Plan was upheld with only minor modifications. During 1997, an activist group protested the County's proceeding with its plans to establish utility services for the Registrant's lands, but the County Commissioners approved going forward with the project. Adjacent neighborhood associations supported the Plan and the Registrant's efforts to implement the Master Plan.

ITEM 2:  DESCRIPTION OF PROPERTIES

The major physical assets owned by the Registrant are its land which is owned in fee simple. The land comprises approximately 59,000 acres of undeveloped land held for long-term investment and approximately 250 acres of land remaining from those which the Registrant has developed to various stages of completion. The Registrant also owns the Atrisco Urban Center office building, comprising approximately 11,097 square feet, which the Registrant uses in its rental operations. This building has mortgages against it aggregating $259,419 as of June 30, 1997. Approximately 5.500 square footage of the building is leased to Nations Bank (formerly Sunwest Bank in Albuquerque) at a monthly rental of $3,160. The Registrant also owns three commercial buildings that are leased to others. See "Item 1. Business - Reinvestment Properties."

The population of the Albuquerque metropolitan area has grown significantly over the last 40 years. Physical expansion of the City of Albuquerque has taken place on the north, south and east sides, but the bulk of the most recent growth has been west of the Rio Grande River where the Registrant's land is located. In fact, much of the real property directly west of the City of Albuquerque is the Registrant's land, which was previously considered unmarketable and was, therefore, generally viewed as being unavailable for the expansion of the City of Albuquerque. The Registrant anticipates that growth on the West Side will continue into the foreseeable future.

The Registrant's land is bisected by Interstate Highway I-40, the main east-west thoroughfare through Albuquerque. Access to the Registrant's land from Interstate 40 is provided by the Coors Boulevard interchange near the eastern edge of the Registrant's land, by the Unser Boulevard interchange at the western edge of the Atrisco Urban Center, by the 98th Street interchange to the west of the Atrisco Urban Center and by the Paseo del Volcan interchange where I-40, Paseo del Volcan and Central Avenue meet. Running north from the I-40 interchange, Paseo del Volcan transverses about 4 1/2 miles of the Registrant's land to the Double Eagle II Airport. In 1994, the Registrant dedicated approximately 180 acres to Bernalillo County for the linking of Paseo del Volcan and Rio Bravo. The County has extended Paseo del Volcan south of the I-40 interchange to the point at which it will intersect with the Rio Bravo extension to form an inner loop for the City's southwest quadrant.

The Registrant and other landowners and developers (the Northwest Loop Association) dedicated land and have paid a portion of the design costs for the Northwest Loop, which has been approved by the New Mexico State Highway Commission. The Northwest Loop will extend for approximately 39 miles and will connect I-40 and New Mexico State Highway 44, traversing the western portion of the Registrant's land within the Rio Puerco valley. In 1995 the Registrant donated 169 acres for development of the Northwest Loop. Completion of the Northwest Loop is not expected for 15 to 20 years. Most of the Registrant's land is remote and not readily accessible, not serviced by utilities, and Registrant believes that the bulk of its land will not be available for development in the foreseeable future.

There is no limitation on the kind of securities into which the Company may exchange real estate. The Company has considered various structures through which it might enhance the value of its properties and would exchange property for partnership units or other securities issued by others for the purpose of developing the Company's land.

A large portion of the undeveloped land is leased for agricultural uses (see "Item 1. Business" ). The bulk of the Registrant's undeveloped land is held for long term investment.

In the opinion of the Company's Management, its property is adequately covered by insurance.

ITEM 3:  LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to the Company's business, neither the Company any member of management is the subject of any pending or threatened legal proceedings:

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

Because ownership of Westland's stock is restricted in the manner discussed below, no established public trading market exists for Westland's outstanding shares and, to the best of Westland's knowledge, no dealer has made, is making, or is attempting to create such a market from which to determine an aggregate market value of any of Westland's stock. In 1989, Westland entered into an arrangement with an independent stockbroker to broker transactions in Westland's stock between shareholders. The broker has informed Westland that the price at which Westland's common stock had been bought and sold by Westland's shareholders during the last two fiscal years and during the ninety (90) days preceding this date of this report shares has been $11.00 per share.

Since 1982, the outstanding shares have been subject to restrictions imposed by a majority of Westland's shareholders who amended Westland's Articles of Incorporation. Those Articles prohibit (with certain limited exceptions) transfer of Westland stock to persons other than lineal descendants of the original incorporators of the Town of Atrisco (a New Mexico Land Grant Corporation).

The following table sets forth the approximate number of holders of record of each class of Westland's common stock as of August 20, 1997:

                                                     Number of
         Title of Class                            Record Holders

     No Par Value Common                               5472
     $1.00 Par Value Common Class A                       0
     $1.00 Par Value Common Class B                      20

Dividends: During each of the last two (2) fiscal years ended June 30, 1996 and June 30, 1997, Westland declared and paid cash dividends to shareholders, aggregating a total during those two years of $955,749. Subsequent to June 30, 1997, the Company has paid an additional cash dividend of $0.75 per share for an aggregate dividend payment to the shareholders of $602,031.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In the past fiscal year, land sales decreased from the prior year because of a slump in the Albuquerque real estate market resulting in the Company experiencing fewer sales of improved residential lots to builders. Also, early in the fiscal year the Company acquired an additional property leased by a large national retailer.

During the last fiscal year there were $2,000,000 of sales of lands to the National Park Service ("NPS") as part of its acquisition of the lands included in the Petroglyph National Monument. These sales to NPS amounted to approximately 55% of the Company's land revenue for 1997, while such sale during fiscal 1995 amounted to $329,000, or 11% of total revenue and during fiscal 1996 there were no sales and therefore no contribution to revenue by such sales..

During the spring of 1997, the real estate market in Albuquerque showed signs of recovery from the slump in sale. With the recovery of sales, Management continues to believe that the Company is no longer as dependent on large bulk sales of its Land and that its income will continue to strengthen with the sale of small improved parcels and lots, even though the costs associated with such sales will always be a larger percentage of revenue than the expenses associated with large bulk sales. Albuquerque continues to be one of the fastest growing cities in the Southwest and, because of certain geographical and other limitations on its growth, Westland's Lands lie directly in the path of future predictable growth patterns. Sales of improved residential lots in 1997 were approximately $273,000, compared to sales of approximately $1,147,000 in fiscal 1996.

Westland's future revenues will continue to be largely dependent upon the sale of land. The Company's assets are illiquid, comprising principally undeveloped land. Sales are dependent upon the market conditions in Albuquerque, New Mexico, which now appear to have recovered from the depressed state of several years ago.

Westland anticipates making capital commitments for land development projects over the next few years if the economy and opportunities continue to improve to the extent that such expenditures would be warranted. Capital commitments may include assessments for roads and water and sewer lines on its land. Infrastructure improvements are paid for by assessments which increase the value of Westland's land and make further development possible. Westland intends to incur capital expenditures when management determines such investments will increase the value of the Land and generate future revenue.

Land is Westland's principal capital resource, and is valued, for financial accounting purposes, at its 1907 value plus the cost of improvements, Westland's balance sheet does not reflect the actual current value of this asset. The Company has no current appraisals of the Land and, therefore, the actual value of the land is not known. The carrying value of the Land was increased during the fiscal year ended June 30, 1997, primarily reflecting increased investment. The carrying value will be increased or decreased regularly as Westland acquires, sells or develops parcels of land. Management believes the June 30, 1997 carrying value of the Land is substantially less than the current market value of the land. Westland's balance sheet also segregates income-producing properties which consist of commercial real estate and improvements. The actual value of Westland's land varies depending on national and local market conditions and the amount and proximity of roads, utilities and other amenities to the land under development. As Albuquerque continues to grow, the land value of both developed and undeveloped Land should increase.

The company is continuing to study the feasibility of establishing various agricultural developments for portions of its Land. Such development is contingent on the availability of adequate water. If water rights cannot be established for the Company's lands, such rights would necessarily have to be purchased and transferred to wells on the Company's land capable of producing sufficient water to satisfy any agricultural undertaking on the property. The costs of such water rights would materially effect the Company's decision to enter into any agricultural endeavor requiring a high water use..

Westland has moved another major step toward establishment of its Sector Plan in the area north of Interstate 40 and south of the area designated for the Petroglyph National Monument between Unser and Paseo del Volcan for the development of that portion of its properties. Although the Sector Plan was initially filed with the City of Albuquerque, the City could not furnish any assurance that water and sewer services would be made available in a reasonable period of time. The City's position caused the Company to withdraw the plan from the City and to work with Bernalillo County to determine if those services can be furnished by the County. During the year the County approved having a feasibility study completed looking toward the County establishing its own utilities for the lands covered by the Sector Plan. The Sector plan excludes land located in the Monument and will have no adverse impact on the Monument..

Financial Condition:

During fiscal 1997, total assets increased to $16,840,432 from $15,488,167, while liabilities increased from $10,290,537 to $11,888,352. This was the result principally of the Management's efforts to replace lands sold through investments to defer taxes. During fiscal 1997 the Company invested $938,403 in income producing and other properties with the accompanying net borrowing on notes and mortgages of $618,021.Despite this net investment along with the decrease in deposits of cash for the retirement of bonds outstanding and payment of dividends of $480,125 cash and equivalents increased by $147,392, as operations provided $510,884.

In fiscal 1997, the Company maintained a line of credit with a local bank in the amount of $2,000,000, collateralized by certain real property. The purpose of the line is to provide funds necessary for its continued expansion. At June 30, 1997, the line had no outstanding balance.

During fiscal 1998, the Company will be obligated to pay income tax of approximately $200,000 should replacement properties totaling $497,000 for lands sold to the National Park not be acquired.

Management believes that the uncommitted balance of cash, cash equivalents, investments and its borrowing capacity are sufficient to meet all of the Company's obligations during 1998 without considering additional revenues that may be generated during that period.

Results of Operations:

In fiscal 1997, land revenues decreased by $720,747 from $4,334,367 in 1996 to $3,613,620. The related cost of land revenues decreased to $385,553, or $1,323,440 from $1,708,993 in fiscal 1996. Rental revenue increased from $394,419 to $621,171 due to the acquisition of a single tenant property and the related costs increased from $119,862 to $170,589. These increases are expected to continue as the Company expands its activities in these areas.

ITEM 7:  FINANCIAL STATEMENTS

                            FINANCIAL STATEMENTS AND
                             REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                         WESTLAND DEVELOPMENT CO., INC.

                             June 30, 1997 and 1996



Report of Independent Certified Public Accountants


Stockholders
Westland Development Co., Inc.

We have audited the accompanying balance sheet of Westland Development Co., Inc., as of June 30, 1997, and the related statements of earnings, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westland Development Co., Inc., as of June 30, 1997, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.



                                             GRANT THORNTON LLP

Oklahoma City, Oklahoma
July 25, 1997



                         Westland Development Co., Inc.

                                 BALANCE SHEET

                                 June 30, 1997


        ASSETS

Cash and cash equivalents ........................                   $ 2,331,150

Receivables
  Real estate contracts (note B) .................    $    69,033
    Less related deferred profit .................         51,007
                                                      -----------
                                                           18,026
    Income taxes recoverable .....................        155,001
    Note receivable - related party (note M) .....         68,003
    Other receivables ............................        149,243        390,273
                                                      -----------
Land and improvements held for future
  development (notes C and E) ....................                     6,032,630

Income-producing properties,
  net (notes D and E) ............................                     7,140,589

Property and equipment, net of
  accumulated depreciation of
  $401,693 (note E) ..............................                       374,858

Investments in partnerships and joint ventures ...                       357,955

Other assets .....................................                       212,977
                                                                     -----------

                                                                     $16,840,432
                                                                     ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses, and other
  liabilities ....................................                   $   187,837
Accrued interest payable .........................                        36,596
Dividend payable .................................                       602,031
Deferred income taxes (note F) ...................                     4,010,000
Notes, mortgages, and assessments payable
  (note E) .......................................                     7,051,888
                                                                     -----------

              Total liabilities ..................                    11,888,352

Commitments and contingencies
  (notes E, K, and L) ............................                          --

Stockholders' equity (note G)
   Common stock - no par value; authorized,
     736,668 shares; issued and outstanding,
     716,608 shares ..............................    $     8,500
   Class A common stock - $1 par value;
     authorized, 736,668 shares;
     issued, none ................................           --
   Class B common stock - $1 par value;
     authorized, 491,112 shares; issued and
     outstanding, 86,100 shares ..................         86,100
   Additional paid-in capital ....................        581,527
        Retained earnings ........................      4,275,953      4,952,080
                                                      -----------    -----------

                                                                     $16,840,432
                                                                     ===========

          The accompanying notes are an integral part of this statement


                         Westland Development Co., Inc.

                             STATEMENTS OF EARNINGS

                              Year ended June 30,


                                                          1997            1996

Revenues
  Land ...........................................   $ 3,613,620    $ 4,334,367
  Deferred profit recognized on
    installment sales ............................        45,560         37,615
  Rentals ........................................       621,171        394,419
                                                     -----------    -----------
                                                       4,280,351      4,766,401

Costs and expenses
  Cost of land revenues ..........................       385,553      1,708,993
  Cost of rentals ................................       170,589        119,862
  Other general, administrative, and operating ...     1,775,739      1,813,152
  Legal ..........................................        11,384         81,980
                                                     -----------    -----------
                                                       2,343,265      3,723,987
                                                     -----------    -----------

              Operating income ...................     1,937,086      1,042,414

Other (income) expense
  Interest income ................................       (71,415)      (101,974)
  Gain on sale of property and equipment .........        (1,752)          (200)
  Other ..........................................        36,774       (156,889)
  Interest expense ...............................       572,508        365,458
                                                     -----------    -----------
                                                         536,115        106,395
                                                     -----------    -----------

              Earnings before income taxes .......     1,400,971        936,019

Income tax expense (note F) ......................       605,690        372,000
                                                     -----------    -----------

              NET EARNINGS .......................   $   795,281    $   564,019
                                                     ===========    ===========
Weighted average common and common equivalent
  shares outstanding .............................       802,184        792,927
                                                     ===========    ===========

Earnings per common and common equivalent shares .   $       .99    $       .71
                                                     ===========    ===========

         The accompanying notes are an integral part of these statements


                         Westland Development Co., Inc.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                       Years ended June 30, 1997 and 1996

                                                           Class A            Class B
                                      Common stock       Common stock       Common stock
                                      no par value       $1 par value       $1 par value      Additional
                                    -----------------   ---------------   -----------------    paid-in      Retained
                                    Shares    Amount    Shares   Amount   Shares    Amount     capital      earnings        Total
Balances at July 1, 1995 ........   716,608   $ 8,500     --     $ --     61,100   $ 61,100   $ 423,777   $ 4,474,433   $ 4,967,810

Net earnings ....................      --        --       --       --       --         --          --         564,019       564,019

Options exercised ...............      --        --       --       --     17,500     17,500     123,925          --         141,425

Cash dividends paid
  $.60 per share ................      --        --       --       --       --         --          --        (475,624)     (475,624)
                                    -------   -------   ------   ------   ------   --------   ---------   -----------   -----------

Balances at June 30, 1996 .......   716,608     8,500     --       --     78,600     78,600     547,702     4,562,828     5,197,630

Net earnings ....................      --        --       --       --       --         --          --         795,281       795,281

Options exercised ...............      --        --       --       --      7,500      7,500      33,825          --          41,325

Cash dividends paid
  $.60 per share ................      --        --       --       --       --         --          --       (480,125)      (480,125)

Cash dividends declared
  $.75 per share ................      --        --       --       --       --         --          --       (602,031)      (602,031)
                                    -------   -------   ------   ------   ------   --------   ---------   -----------   -----------

Balances at June 30, 1997 .......   716,608   $ 8,500     --     $ --     86,100   $ 86,100   $ 581,527   $ 4,275,953   $ 4,952,080
                                    =======   =======   ======   ======   ======   ========   =========   ===========   ===========

          The accopanying notes are an integral part of this statement

                         Westland Development Co., Inc.

                            STATEMENTS OF CASH FLOWS

                              Year ended June 30,

                                                                                                        1997               1996
                                                                                                    ------------       ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Cash received from land sales and collections on real estate contracts receivable ..........      $  3,873,634       $  4,771,163
  Development and closing costs paid on land sales ...........................................        (1,226,110)        (1,156,070)
  Cash received from rental operations .......................................................           533,289            357,025
  Cash paid for rental operations ............................................................           (87,509)           (57,359)
  Cash paid for property taxes ...............................................................           (96,349)          (208,155)
  Interest received ..........................................................................            71,369             85,197
  Interest paid ..............................................................................          (597,443)          (356,765)
  Income taxes paid ..........................................................................          (262,000)          (184,320)
  Legal and other general and administrative costs paid ......................................        (1,699,509)        (2,101,085)
  Other ......................................................................................             1,512            162,089
                                                                                                    ------------       ------------

              Net cash provided by operating activities ......................................           510,884          1,311,720

Cash flows from investing activities
  Capital expenditures .......................................................................          (938,403)        (1,096,068)
  Investments in partnerships and joint ventures .............................................           (18,680)          (346,298)
  Proceeds from sale of assets ...............................................................             2,173                200
  Proceeds from sinking fund .................................................................           410,024               --
  Proceeds from note receivable - related party ..............................................             2,173               --
                                                                                                    ------------       ------------

              Net cash used in investing activities ..........................................          (542,713)        (1,442,166)

Cash flows from financing activities
  Borrowings on notes, mortgages, and assessments payable ....................................         2,538,056            995,000
  Repayments of notes, mortgages, and assessments payable ....................................        (1,920,035)          (219,400)
  Stock options exercised ....................................................................            41,325             96,425
  Payment of dividends .......................................................................          (480,125)          (475,624)
                                                                                                    ------------       ------------

              Net cash provided by financing activities ......................................           179,221            396,401
                                                                                                    ------------       ------------
              NET INCREASE IN CASH AND
                CASH EQUIVALENTS .............................................................           147,392            265,955

Cash and cash equivalents at beginning of year ...............................................         2,183,758          1,917,803
                                                                                                    ------------       ------------

Cash and cash equivalents at end of year .....................................................      $  2,331,150       $  2,183,758
                                                                                                    ============       ============

Reconciliation of Net Earnings to Net Cash Provided by Operating Activities

Net earnings .................................................................................      $    795,281       $    564,019
Adjustments to reconcile net earnings to net cash provided by operating activities
  Depreciation ...............................................................................           215,433            138,778
  Loss on partnerships and joint ventures ....................................................            36,534               --
  Gain on sale of property and equipment .....................................................            (1,752)              (200)
  Sale of land for real estate contract ......................................................              --             (228,664)
  Collections on real estate contracts receivable ............................................           294,627            487,779
  Profit recognized on installment sales .....................................................           (45,560)           (37,614)
  Deferred income taxes ......................................................................           777,000            (32,000)
  Change in
    Income taxes recoverable/payable .........................................................          (433,310)           190,309
    Other receivables ........................................................................           (98,693)           181,138
    Land and improvements held for future development ........................................          (840,557)           552,923
    Other assets .............................................................................           (67,191)           (68,488)
    Accounts payable, accrued expenses, and other liabilities ................................           (95,993)          (444,952)
    Accrued interest payable .................................................................           (24,935)             8,692
                                                                                                    ------------       ------------

         Net cash provided by operating activities ...........................................      $    510,884       $  1,311,720
                                                                                                    ============       ============

Noncash investing and financing activities:
-------------------------------------------

At June 30, 1997, declared but unpaid dividends totaled $602,031.

In June 1996, the Company assumed a $1,623,398 construction loan as part of the purchase of a commercial building to be completed.

During the year ended June 30, 1996, the Company realized approximately $45,000 of tax benefits from deductible compensation related to the exercise of stock options.

         The accompanying notes are an integral part of these statements

                         Westland Development Co., Inc.

                         NOTES TO FINANCIAL STATEMENTS

                             June 30, 1997 and 1996


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

  1.    History of Company and Beginning Basis of Financial Reporting
        -------------------------------------------------------------

  In 1892, the descendants of the owners of a land grant deeded in 1692 by the Kingdom of Spain became incorporators of a land grant corporation named Town of Atrisco. Ownership of the Town of Atrisco was based on proportionate ownership of the land grant. In 1967, the Town of Atrisco was reorganized and became Westland Development Co., Inc. (the Company), with the heirs receiving shares in the Company in proportion to their ancestors' interests in the Town of Atrisco corporation. The net assets of $232,582 at the date of reorganization were assigned as follows:

    Value of no par common stock as stated
      in the Articles of Incorporation .......................          $  8,500
    Additional paid-in capital ...............................           224,082
                                                                        --------

                                                                        $232,582
                                                                        ========

  The Company estimated that it owned approximately 49,000 acres of land at the date of incorporation as Westland Development Co., Inc. Such acreage was used as the beginning cost basis for financial reporting purposes and was valued at $127,400 ($2.60 per acre) based on an appraisal in 1973 which determined the approximate value of the land in 1907. This date approximates the date that the Patent of Confirmation covering the land comprising the Atrisco Land Grant was given to the Town of Atrisco by the United States of America. Since the date of the Patent of Confirmation, the Company's acreage has increased in market value, but a full determination of such value has not been made.

  2.    Nature of Operations
        --------------------

  The Company develops, sells, or leases its land holdings, all of which are located near Albuquerque, New Mexico. The Company may use joint ventures or participation in limited partnerships to accomplish these activities. Revenue sources for the years ended June 30, 1997 and 1996 consist primarily of proceeds from vacant land sales and rentals from developed properties, such as single-tenant retail stores and office space. Land sales are primarily to commercial developers and others in the Albuquerque area and certain governmental agencies, and the terms of sale include both cash and internal financing by the Company. Such sales are collateralized by the land. The Company has relied primarily upon cash land sales over the past several years due to the collection risk associated with real estate contracts.

  3.    Cash and Cash Equivalents
        -------------------------

  Cash and cash equivalents are considered to include highly liquid investments with maturities of three months or less and money market funds. At June 30, 1997, United States Treasury Bills of approximately $1,734,000 are included in cash and cash equivalents.

  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits and in money market funds which are not federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

  4.    Land and Improvements Held for Future Development
        -------------------------------------------------

  Land and improvements held for future development are recorded at cost not to exceed net realizable value. Improvements consist of abstracts, surveys, legal fees, master and sector plans, infrastructure improvements, and other costs related to land held by the Company which are allocated to respective tracts primarily by specific identification of costs.

  5.    Income-Producing Properties and Property and Equipment
        ------------------------------------------------------

  Income-producing properties and property and equipment are stated at cost, less accumulated depreciation, computed on a straight-line basis over their estimated lives of three to thirty years. The cost of the building in which the Company has its offices, a portion of which is rented to others, has been allocated to property and equipment and income-producing properties based upon square footage.

  6.    Recognition of Income on Real Estate Transactions
        -------------------------------------------------

  The Company recognizes the entire gross profit on sales where the down payment is sufficient to meet the requirements for the full-accrual method. Transactions where the down payment is not sufficient to meet the requirements for the full-accrual method are recorded using the deposit or installment method. Under the deposit method, cash received is recorded as a deposit on land sale. Under the installment method, the Company records the entire contract price and the related costs at the time the transaction is recognized as a sale. Concurrently, the gross profit on the sale is deferred and is subsequently recognized as revenue in the statements of earnings as payments of principal are received on the related contract receivable.

  7.    Income Taxes
        ------------

  Deferred income tax assets or liabilities are determined based on the difference between financial statement and tax bases of certain assets and liabilities as measured by the enacted tax rates in effect using the liability method.

  8.    Earnings Per Common Share
        -------------------------

  Earnings per common share are based upon the weighted average number of common and dilutive common equivalent shares outstanding during the year. Common equivalent shares include the number of no par value common shares which may be issued in connection with eliminating fractional shares (which resulted from the determination made by the Court in the heirship case) and the number of no par value common shares for which the Court ruled that no incorporator or heirs existed.

  9.    Investments in Partnerships and Joint Ventures
        ----------------------------------------------

  Investments in partnerships and joint ventures are accounted for on the equity method.

  10.   Use of Estimates
        ----------------

  In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

  11.   Long-Lived Assets
        -----------------

  Long-lived assets to be held and used are reviewed for impairment, generally on a property-by-property basis, whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses are recognized based upon the estimated fair value of the asset.

NOTE B - REAL ESTATE CONTRACTS RECEIVABLE

  Real estate contracts receivable are summarized as follows at June 30, 1997:

    Contracts, due in varying monthly installments,
      with interest rates ranging from 10% to 12%;
      collateralized by land                                           $  69,033
                                                                       =========

  Principal collections due on the real estate contracts receivable for the years ending June 30 are as follows:

              1998                                      $  25,870
              1999                                         43,163
                                                        ---------

                                                        $  69,033
                                                        =========

NOTE C - LAND AND IMPROVEMENTS HELD FOR FUTURE DEVELOPMENT

  The Company estimates that it presently owns in excess of 59,000 acres of land, primarily including land located within the boundaries of the Town of Atrisco Land Grant and land located elsewhere which the Company has acquired since incorporation. Plans for ultimate development of the properties have not been finalized.

  Land and improvements consist of the following at June 30, 1997:

    Land                                                              $1,060,655
    Improvements                                                       4,971,975
                                                                      ----------

                                                                      $6,032,630
                                                                      ==========

NOTE D - INCOME-PRODUCING PROPERTIES

  Income-producing properties consist of three single-tenant retail store buildings and one-half of the Company's office building and are summarized as follows at June 30, 1997:

    Buildings and equipment                                           $5,082,882
      Less accumulated depreciation                                      354,184
                                                                      ----------
                                                                       4,728,698
    Land                                                               2,411,891
                                                                      ----------

                                                                      $7,140,589
                                                                      ==========
  The Company's rentals from income-producing properties are principally obtained from tenants through rental payments as provided for under noncancelable operating leases. The lease terms range from one to twenty years and typically provide for guaranteed minimum rent, percentage rent, and other charges to cover certain operating costs.

  Minimum future rentals from income-producing properties on noncancelable tenant operating leases as of June 30, 1997 are as follows:

             Year ending June 30
               1998                                   $   774,027
               1999                                       760,869
               2000                                       736,901
               2001                                       730,596
               2002                                       732,310
               Thereafter                               8,270,890
                                                      -----------

                                                      $12,005,593
                                                      ===========

NOTE E - NOTES, MORTGAGES, AND ASSESSMENTS PAYABLE

  Notes, mortgages, and assessments payable are summarized as follows at June 30, 1997:

    Mortgage notes, due in aggregate monthly installments of
    $4,650 at June 30,  1997,  including  interest  at rates
    ranging  from 7.5% to 9.75%,  due at various  dates from
    August 1998 through  November  1999;  collateralized  by
    property  and  equipment,   including   income-producing
    properties and related equipment                                   $ 259,419


    Promissory note, due in monthly  installments of $17,970
    through   May  2015,   including   interest   at  9.37%;
    collateralized by income-producing properties                      1,869,117

    Note  payable,  due in  monthly  installments  of $6,893
    through  September  2015,  including  interest at 8.75%;
    collateralized by income-producing properties                        751,346

    Note payable to bank; due on demand, but if no demand is
    made,  then on November 8, 1997, with interest at 9.75%;
    collateralized primarily by real estate                              594,818

    Note  payable to bank;  due in monthly  installments  of
    $6,701  with  any  unpaid  amounts  due  May  20,  1998,
    interest  at  10.5%;  collateralized  primarily  by real
    estate                                                               410,704

    Mortgage note, due in monthly  installments  of $24,682,
    including  interest  at 8.52%,  due  November  1,  2016;
    collateralized by income-producing properties                      2,807,692

    Other notes, mortgages, and assessments payable                      358,792
                                                                      ----------

                                                                      $7,051,888
                                                                      ==========

  The Company had general obligation bonds outstanding of $625,900 at June 30, 1996 which provided for 7% annual interest payments. The Company redeemed the bonds prior to maturity, in May 1997, by payment of the principal amount plus a premium of 2% of the principal balance, plus accrued interest through the date of redemption.

  The Company maintains a line of credit with a bank due in June 1998 which provides a maximum of $2,000,000 at the bank's prime rate of interest, payable quarterly, and is collateralized by specific tracts of land. At June 30, 1997, no amounts were outstanding on this line of credit.

  Also, at June 30, 1997, the Company had approximately $10,000 of outstanding letters of credit to the City of Albuquerque in connection with subdivision improvements done for the Company.

  Aggregate required principal payments of the notes, mortgages, and assessments payable as of June 30, 1997 are as follows:

            Year ending June 30
              1998                                     $1,490,367
              1999                                        364,933
              2000                                        151,914
              2001                                        160,767
              2002                                        172,391
              Thereafter                                4,711,516
                                                       ----------

                                                       $7,051,888
                                                       ==========

NOTE F - INCOME TAXES

  An analysis of the deferred income tax assets and liabilities as of June 30, 1997 is as follows:

    Deferred tax assets
      Contribution carryforwards .............................      $   243,328
      Property, equipment, and land ..........................          229,593
      Investments ............................................           84,576
      Other ..................................................           25,191
      Valuation allowance ....................................         (240,000)
                                                                    -----------
                                                                        342,688

    Deferred tax liabilities
      Deferred tax gain on involuntary conversion of land ....        4,352,688
                                                                    -----------

                   Net deferred tax liability ................      $ 4,010,000
                                                                    ===========

  Income tax expense (benefit) consists of the following:

                                                       Year ended June 30,
                                                 ------------------------------
                                                    1997                 1996
                                                 ---------            ---------

    Current
      Federal ....................             $(156,043)             $ 363,000
      State ......................               (15,267)                41,000
                                               ---------              ---------
                                                (171,310)               404,000

    Deferred
      Federal ....................               660,450                (29,000)
      State ......................               116,550                 (3,000)
                                               ---------              ---------
                                                 777,000                (32,000)
                                               ---------              ---------

                                               $ 605,690              $ 372,000
                                               =========              =========

  The income tax provision is reconciled to the tax computed at statutory rates as follows:

                                                                June 30,
                                                        -----------------------
                                                           1997         1996
                                                        ---------     ---------

    Tax expense at statutory rates .................    $ 476,330     $ 318,247
    State income taxes at statutory rates ..........       84,058        56,161
    Adjustment of estimated income tax liabilities
      of prior year ................................         --          41,078
    Change in valuation allowance ..................       19,382       (88,050)
    Nondeductible expenses .........................       36,904        29,490
    Other ..........................................      (10,984)       15,074
                                                        ---------     ---------

                   Total expense ...................    $ 605,690     $ 372,000
                                                        =========     =========


  A valuation allowance of approximately $240,000 has been recognized at June 30, 1997 based on estimates of tax assets which are not likely to be realized in the future. Significant changes in assumptions concerning future taxable income and deductions may cause changes in the valuation allowance.

NOTE G - COMMON STOCK AND STOCK OPTIONS

  Under its Articles of Incorporation, the Company is authorized to issue 1,964,448 shares of common stock classified as follows:

  (a) 736,668 shares of no par value common stock to represent $8,500 estimated value of land held by the Town of Atrisco;

  (b) 736,668 shares to be sold for $1.45 a share, designated as Class A, $1 par value common stock. Class A stock is to be sold only to the stockholders of record as of the date of incorporation as follows:

           At the first sale of such stock, each stockholder shall have the right to purchase up to the number of shares obtained by dividing the total number of stockholders of record on the date of incorporation into 736,668 shares.

           Any stock remaining unpurchased shall be offered for sale at subsequent sales, and only stockholders who purchased stock at a preceding sale shall have the right to purchase stock at a subsequent sale, each one being entitled to purchase up to the number of shares obtained by dividing the total number of stockholders of record who purchased at the preceding sale into the total number of unpurchased shares remaining after the preceding sale.

  (c) 491,112 shares to be sold for a price to be determined by the Board of Directors, designated as Class B, $1 par value common stock. Those acquiring no par value common stock and Class A, $1 par value common stock have no preemptive rights to purchase Class B, $1 par value common stock.

  The following summarizes, at June 30, 1997, the number of shares of common stock which, upon judicial determination, can be distributed (no par) or offered for sale (Class A) to stockholders of record as of the date of incorporation:

                                                                  Price
                                               Number       --------------------
                                                 of          Per
                                               shares       share       Total
                                             ----------     -----     ----------

    Shares issuable
      No par value common ..............          5,047     $ --      $     --
      Class A, $1 par value common .....        736,668      1.45      1,068,169
                                             ----------               ----------

                                                741,715               $1,068,169
                                             ==========               ==========

  There is no established market value for the Company's common stock. At June 30, 1997, 716,608 shares of the Company's no par value common stock were issued and outstanding. Of the 5,047 shares of no par value common stock issuable, 1,872 shares may be issued in connection with eliminating fractional shares which resulted from the determinations made by the Court in the heirship case and 3,175 shares represent shares for which the Court in the heirship case ruled that no incorporator or heirs existed. The Company also has reacquired and canceled 15,013 shares of no par value common stock which have been constructively retired. These shares have not been formally retired and, as such, may be issuable to stockholders of record as of the date of incorporation.

  During 1985, the stockholders of the Company approved a stock option plan for certain directors and employees. During 1987, the plan was terminated. At the time of termination, options for 48,000 Class B shares had been granted at $5.51 per share with an expiration date in December 1996. At June 30, 1996, options for 20,500 Class B shares were exercisable. Options for 7,500 shares were exercised during 1997 and 17,500 were exercised during 1996. During 1996, the Company realized approximately $45,000 in the reduction of income taxes relating to compensation recognized by the directors and employees for the exercise of the options. The reduction in income taxes was not included in earnings but has been reflected as additional paid-in capital. At June 30, 1997, no options were outstanding.

NOTE H - SEGMENT INFORMATION

  The Company operates primarily in two industry segments. They are as follows:

    Land      - Operations  involve  the  development  and  sale of tracts, both residential and commercial. In addition, included are incidental revenues from leasing of grazing rights.

    Rentals   - Operations involve rentals from three single-tenant retail store buildings and one-half of the Company's office building.

  Financial information for each industry segment is summarized as follows:


                                                        General
                               Land         Rentals     corporate       Total

    1997
      Revenues               $3,659,180   $  621,171   $     --     $ 4,280,351
      Operating income
        (expense)             2,697,194      355,852   (1,115,960)    1,937,086
      Identifiable assets     6,151,103    7,555,231    3,134,098    16,840,432
      Capital expenditures         --        907,158       31,245       938,403
      Depreciation                 --        163,369       52,064       215,433

    1996
      Revenues               $4,371,982   $  394,419   $      --    $ 4,766,401
      Operating income
        (expense)             2,056,547      179,800   (1,193,933)    1,042,414
      Identifiable assets     5,546,102    6,792,172    3,149,893    15,488,167
      Capital expenditures         --      2,710,818        8,648     2,719,466
      Depreciation                 --         95,823       42,955       138,778

  General corporate assets consist primarily of cash, furniture, equipment, and one-half of an office building, of which the remaining one-half is included in income-producing properties.

NOTE I - BENEFIT PLANS

  The Company has certain defined benefit employee retirement plans that provide for employee and employer contributions. The Company's contribution expense for these plans was $74,000 and $53,000 for 1997 and 1996, respectively.

NOTE J - SALES TO MAJOR CUSTOMERS

  Sales to major customers are summarized as follows:

    During the year ended June 30, 1997, sales to two customers individually accounted for 47% and 21% of total revenues.

    During the year ended June 30, 1996, sales to two customers individually accounted for 24% and 18% of total revenues.

NOTE K - SALE OF LAND FOR NATIONAL PARK

  On June 28, 1990, the Petroglyph National Monument (National Monument) was established by an act of the United States Congress (Congress). Under the bill passed by Congress, the National Park Service is authorized to acquire acreage within the National Monument using funds specifically appropriated by Congress each year. In 1997, approximately 218 acres were transferred to the National Park Service for cash of $2,000,000. The Company's remaining land within the National Monument boundary of approximately 601 acres is expected to be sold in a series of transactions over the next several years.

NOTE L - LITIGATION

  The Company is engaged in various lawsuits either as plaintiff or defendant which have arisen in the conduct of its business which, in the opinion of management, based upon advice of counsel, would not have a material effect on the Company's financial position.

NOTE M - RELATED PARTY TRANSACTIONS

  The Company purchases its directors' and officers' liability insurance through a corporation controlled by a member of the Board of Directors. Total premiums for these policies paid in 1997 and 1996 were $50,000 and $68,000, respectively.

  The note receivable - related party is from a joint venture partner, is payable in monthly installments of $758 including interest at 10%, and is collateralized by developed property. The note matures April 2006.

NOTE N - FINANCIAL INSTRUMENTS

  The following table includes various estimated fair value information as required by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments. Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table are the amounts at which the financial instruments are reported in the financial statements.

  All of the Company's financial instruments are held for purposes other than trading.

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  1.      Cash and Cash Equivalents
          -------------------------

  The carrying amount approximates fair value because either the Company has the contractual right to receive immediate payment or because of short maturities.

  2.      Real Estate Contracts Receivable
          --------------------------------

  These notes receivable are generally collateralized by real estate and accrue interest at rates from 10% to 12%. Because the ultimate collectibility of these notes is not reasonably assured, it is not practicable to estimate fair value.

  3.      Other Notes Receivable
          ----------------------

  Other notes receivable are valued at the present value of future cash flows based on the current rates at which similar loans would be made to borrowers with similar credit ratings.

  4.      Notes, Mortgages, and Assessments Payable
          -----------------------------------------

  The discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar liabilities is used to estimate fair value.

  The carrying amounts and estimated fair values of the Company's financial instruments at June 30, 1997 are as follows:

                                                           Carrying   Estimated
                                                            amount    fair value

  Financial assets
    Cash and cash equivalents ........................   $2,331,150   $2,331,150
    Real estate contracts receivable (not practicable
      to estimate fair value) ........................       18,026         --
    Other notes receivable ...........................       68,003       68,003
  Financial liabilities
    Notes, mortgages, and assessments payable ........    7,051,888    7,127,226


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with Accountants of the kind described by Item 304 of Regulation S-B at any time during the Registrant's two
(2) most recent fiscal years.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Executive Officers and the Directors of the Company are:

            Name                       Position                            Age

     Sosimo S. Padilla        Chairman of the Board of Directors           67
                                   since July 25, 1989,
                              Director since 1971
     Barbara Page             President, Chief Executive                   63
                                   Officer President and Director
                                   since July 25, 1989
     Polecarpio (Lee) Anaya   Executive Vice President and Director        66
                                   since July 25, 1989
     David C. Armijo          Secretary and Treasurer since                80
                                   July, 25, 1989, Director since 1976.
     Josie G. Castillo        Director since 1984                          65
     Carmel Chavez            Director since 1973                          78
     Joe S. Chavez            Director since 1995                          60
     Charles V. Pena          Director Since 1996                          46
     Carlos Saavedra          Director since 1989                          70
     Leroy J. Chavez          Vice President of Development                36
     Brent Lesley             Vice President of Marketing                  37

Background information relative to each officer and each director is as follows:

DIRECTORS:

Sosimo Sanchez Padilla, age 67, is Chairman of the Board of Directors. Mr. Padilla was Vice President of the Company from 1971 to 1986 and has been a Company Director since 1971. Mr. Padilla is a member of the Company's Executive Committee. For more than 30 years prior to 1987, Mr. Padilla owned and operated Western Securities Transportation Corporation, a family-owned newspaper and record transportation business in New Mexico. Mr. Padilla is retired from Albuquerque Publishing Company where he was employed for 37 years. Mr. Padilla has served as director on State of New Mexico Border Research Institute Support Council and National Association of Industrial and Office Parks. Mr. Padilla was a member of the New Mexico Highway Commission from 1978 to 1986, and was Chairman of that Commission from 1982 to 1986. For three years he served as a Trustee for the University of Albuquerque, and as a Director of the Westside Albuquerque Chamber of Commerce, the Greater Albuquerque Chamber of Commerce and the Albuquerque Hispano Chamber of Commerce. Mr. Padilla was a founder of and for more than 20 years served as a Director of the Bank of New Mexico. Mr. Padilla is currently a member of the Board of Directors of Rancher's State Bank, a position he has held since March, 1995, and in 1996, accepted a position on the Board of Directors of the Hispano Chamber of Commerce in Albuquerque. In
1997,  Mr.  Padilla  became  a  member  of the  Middle  Rio  Grande  Council  of
Government.

Barbara Page, age 63, has been the Company's President and Chief Executive Officer since 1989. Ms. Page received a certificate in banking from the Robert
O. Anderson School of Management of the University of New Mexico. She has served as a Company Director and member of the Company's Executive Committee since July 25, 1989. Ms. Page previously served as the Registrant's Corporate Secretary from 1971 until she resigned in 1978. From November of 1982, Ms. Page also served as the Company's Treasurer until her resignation in October of 1985. Ms. Page served as a director of the Registrant until October 16, 1986.

Ms. Page was employed by First Interstate Bank (formerly, the Bank of New Mexico) for 20 years and served as an Assistant Vice President and Branch Manager at its Candelaria and North Valley offices from 1973 through November 1981. She was an owner of the Bluewater Inn, Bluewater, New Mexico from 1981 until 1984. Ms. Page was employed during the fall and winter of 1988 - 1989 as a salesperson with American Homes in Las Vegas, Nevada. Ms. Page is Secretary and Board Member of the Albuquerque Economic Forum, a Board member of the Albuquerque Economic Development, Inc., a member of National Association of Industrial and Office Parks, Albuquerque Chamber of Commerce, Albuquerque West Side Association and the Albuquerque Hispano Chamber of Commerce.

Polecarpio (Lee) Anaya, age 66, is a Company Director, its Executive Vice President and Chairman of the its Executive Committee, positions he has held since July 25, 1989. Mr. Anaya was a Bernalillo County Deputy Sheriff during 1952 and 1953. Mr. Anaya served as a member of the Town of Atrisco Board of Trustees from 1954 through 1959. From 1958 until his retirement in March of 1996, Mr. Anaya owned and operated Lee's Conoco and Lee's American Parts in Albuquerque.

David C. Armijo, age 80, has been the Company's Secretary and Treasurer since 1989. Mr. Armijo previously served as the Company's Secretary from 1978 to 1985. He has been a Company Director since 1976. For more than the past 30 years Mr. Armijo has been an insurance broker. He is President and Chairman of the Board of California All Risk Insurance Agency, Inc., in Los Angeles, California. He is a member of the Board of Directors of the Lockheed Aircraft Overseas Association and of the San Gabriel Valley Medical Center for whom he is also Treasurer and Finance Committee Executive. He is a former member of fourteen years serving variously as Chairman, Vice Chairman and Planning Commissioner for the City of San Gabriel, California, where he resides. Mr Armijo also serves as Chairman of the Finance and Insurance Committee of the Garibaldina Society of California, a non profit corporation dedicated to charitable and cultural purposes. Mr. Armijo holds a Bachelor of Arts Degree in Business Administration from the University of California at Berkeley. Since 1962, he has held a non-resident insurance broker's license in New Mexico.

During World War II, Mr. Armijo was assigned as Civilian Technician to the Eighth Air Force in Europe for two years, for Lockheed Aircraft Corp.. Upon his return from Europe, Mr. Armijo was named Eastern Representative for Lockheed Aircraft and was based in New York City and in Washington, D.C. Mr. Armijo is a licensed pilot, holding licenses in A&E and also aircraft radio telephone.

Josie G. Castillo, age 65, has been a Director of the Company since 1984, was the Company's Treasurer from 1985 to 1989. She is the Chairman of the board of directors of El Campo Santo, Inc. and is a member of the Company's Disclaimer Committee. Ms. Castillo is a member and the Vice Chairman of the Company's Executive Committee. From November of 1980 to February of 1983 Ms. Castillo worked for the Company in shareholder relations. From 1983 until her retirement in 1995, she had been employed by the office staff of the Human Services Department of the State of New Mexico in Albuquerque, New Mexico.

Carmel Chavez, age 78, has been a Director of the Company since its incorporation in 1967. He was one of the signers of the Proposal for Conversion of Town of Atrisco to Westland Development Co., Inc. and was one of the Company's incorporators. He is the Vice-Chairman of El Campo Santo, Inc. and is a member of the Company's Executive Committee and Disclaimer Committee. Until his retirement in 1983, Mr. Chavez had been employed for 27 years by the Albuquerque Public Schools as head custodian.

Joe S. Chavez, age 60, was elected to the Board of Directors at the annual meeting of Shareholders held in November, 1995. He is an alternate member of the Company's Disclaimer Committee. Mr. Chavez has extensive knowledge and experience in business, customer relations and sales. For more than the past 35 years, Mr. Chavez has been a co-owner and budget director of Regina's Dance Studio, a business with two locations in Albuquerque specializing in the sale of gymnastics equipment, costume and ballet apparel and coordination of dance performances and other functions. For approximately 13 years from 1960 to 1973 Mr. Chavez was a store manager for Kimbell Co., that did business in Albuquerque as Foodway Super Markets and from 1975 to 1986 he was employed by the U.S. Postal Service at various positions, including Letter Carrier, Postal Systems Examiner, Supervisor, Acting Station Manager, Manager and ad-hoc Facilitator and Coordinator of employees, which involved conducting training sessions and work teams. From 1986 to June, 1995, Mr. Chavez was a Sales Consultant with Casey Luna Ford and recently became employed in a similar position with Galles Chevrolet. Mr. Chavez served in the United States Navy from 1955 to 1959 when he was honorably discharged. In 1992, Mr. Chavez was appointed to represent the interest of Westland Development Co., Inc. on the Petroglyph National Monument Citizen's Advisory Commission.

Charles V. Pena, age 46, was appointed to the Board of Directors on April 26, 1996, to fill the vacancy created by the death of Mr. Raymundo H. Mares. Mr. Pena was raised from the age of one month until age thirteen in the Saint Anthony's Home for Boys in Albuquerque, New Mexico. He began employment with Safeway Stores at age fifteen, a career that spanned more than 19 years until Safeway Stores in Albuquerque, New Mexico was acquired by Furrs Food Stores. During his career with Safeway Stores he was a member of the rose to the position of Inventory Control Person. Also during his employment with Safeway Stores he was a member of the Retail Clerk's Union where he sat on two negotiating committees and twice ran for the Presidency of the Union. Mr. Pena attended Old Albuquerque High School and graduated from Highland High School. Following high school, he attended the University of New Mexico and the University of Albuquerque, majoring in business courses. Since his retirement from Safeway Stores in 1993, Mr. Pena purchased and is an owner and operator of CJ's New Mexican Food Restaurant in Albuquerque, New Mexico.

Carlos Saavedra, age 70, first served as a Company Director from 1969 to 1975 and has served as a Class B Director from 1989 to present. Dr. Saavedra is Chairman of the Company's Disclaimer Committee. Dr. Saavedra was a member of the Board of Directors of the La Compania de Teatro de Albuquerque. Dr. Saavedra holds a B.S. degree in Education from the University of Albuquerque (1952); a M.A. degree in Education Administration from the University of New Mexico
(1962); an Ed.S. degree in Bilingual Education from the University of New Mexico
(1968);  and an Ed.D.  degree in  linguistics  from the University of New Mexico
(1969). He has done post-graduate work at the University of Texas in Austin and Highlands University in Las Vegas, New Mexico. After the creation of the
Petroglyph National Monument, Dr. Saavedra was appointed a member of the Petroglyph National Monument Historical Research Committee. He is also a member of the Westside Coalition in Albuquerque.

From 1953 to 1975 Dr. Saavedra was employed by the Albuquerque, New Mexico Public Schools as a teacher, Administrator, and Director of Bilingual Education. From 1975 to 1977 he was the Director of Bilingual Education for the Colorado Department of Education and from 1977 to 1985 he was the Superintendent of Instruction of Bilingual Education for the Oakland Unified School District, Oakland, California. Dr. Saavedra has been a consultant to the Ministries of Education in Caracas, Venezuela and Cochabamba, Bolivia. Dr. Saavedra served for four years as a member of the National Advisory Board on Child Nutrition and for three years as a member of the Ethnic Heritage Studies Task Force, Washington, D.C. He received a Presidential Citation for Service Beyond the Call of Duty and is listed in the Who's Who of American Education. Dr. Saavedra served in the United States Air Force from 1944 to 1950 and received an honorable discharge. Dr. Saavedra retired from education in 1985. From 1985 to 1989, he was Business Manager for Clinical Pharmacy in Albuquerque, New Mexico, and currently owns Aspen Country Florist in Albuquerque, New Mexico.

OFFICERS:

As stated above, Mr. Sosimo S. Padilla is the Chairman of the Board of Directors, Ms. Barbara Page is the President, Chief Executive Officer and Chief Financial Officer, Mr. Lee Anaya is the Executive Vice President and Assistant Secretary/Treasurer, and Mr. David Armijo is the Secretary/Treasurer for the Company. Other officers of the Company are the following people:

Leroy J. Chavez, age 36, was appointed to the position of Vice President of Development on April 26, 1996. Mr. Chavez has been employed by the Company since August, 1984, with his primary responsibility being the supervision of engineering and development related to the Company's properties. Mr. Chavez' responsibilities include the development of the Company's projects as well as the planning and zoning of its land holdings. Mr. Chavez holds a B.S. degree from the University of New Mexico in Civil Engineering. He is also the qualifying party for the Company's General Contractor's License.

Brent Lesley, age 37, was appointed to the position of Vice President of Marketing on April 26, 1996. Mr. Lesley has been employed by the Company since May of 1986. Mr. Lesley's responsibilities are centered on the sale of real property, from raw land to developed lots. Mr. Lesley's responsibilities also include overseeing the acquisition of property for the Company's property portfolio and the procurement of project financing on both a construction and permanent basis. Mr. Lesley holds a B.S. degree from Iowa State University and an MBA degree from the University of New Mexico. He is also a licensed New Mexico real estate broker.

Family relationships:

None of the Directors, nominees or other Officers of the Company are related (as first cousins or closer) by blood, marriage or adoption to any other Director, nominee, or Officer.

Meetings of the Board

The Board holds regular meetings monthly and special meetings as the business of the Company requires. During the past fiscal year the Board held twelve regular meetings, and no special meetings. All members attended at least 90% of the meetings.

The Board has no audit, nominating or compensation committees, but does have an Executive Committee consisting of Sosimo Sanchez Padilla, Polecarpio (Lee) Anaya, Barbara Page, Josie Castillo and Carmel Chavez, with an alternate being Carlos Saavedra. Pursuant to the Company's Bylaws, the Executive Committee performs those functions delegated to it by the Board. During the past fiscal year, the Executive Committee met four times.

Josie Castillo, Carmel Chavez and Charles Pena also serve as Directors and Dr. Saavedra serves as an alternate Director o f El Campo Santo, Inc., a wholly owned non-profit corporation. El Campo Santo, Inc. Ms. Castillo and Mr. Chavez also serve as Chairman and Vice Chairman, respectively. These Directors held four meetings during the year.

ITEM 10:  EXECUTIVE COMPENSATION

The following table sets forth the compensation for the fiscal year ended June 30, 1997, 1996 and 1995 including bonuses and deferred cash compensation (if any), of the Company's Chief Executive Officer and the three other highest paid executive officers, being all of the executive officers:

                   SUMMARY COMPENSATION TABLE

                               Annual Compensation     Long Term Compensation

     (a)                        (b)   (c)           (e)             (i)
                                                  Other
Name and                                          Annual          All other
Principal                            Salary       Compensation    Compensation
Position                       Year    ($)         ($)             ($)

Barbara Page                   1997  110,000      13,934           ---
  President, CEO and Director  1996  110,000      19,428           ---
                               1995  125,229      12,696 (1)      23,915 (2)

Polecarpio (Lee) Anaya (1)(3)  1997    ---        47,434           ---
  Executive Vice President     1996    ---        53,232           ---
    and Director               1995    ---        46,505          11,311 (2)

Sosimo  S. Padilla  (1)(3)     1997    ---        47,734           ---
  Chairman  of the Board       1996    ---        53,232           ---
     of Directors              1995    ---        46,505          11,311 (2)

David C. Armijo (1)            1997    ---        19,034           ---
  Secretary and Director       1996    ---        17,332 (4)       ---
                               1995    ---        16,505 (1)(4)   11,311 (2)(4)

Leroy Chavez (5)               1997   65,097 (6)   ---             ---
   Vice President              1996   63,476 (6)   ---             ---
                               1995   57,630 (6)   ---             ---

Brent Lesley (5)               1997   57,634 (6)   ---             ---
   Vice President              1996   55,766 (6)   ---             ---
                               1995   49,875 (6)   ---             ---

_____________
(1) Mr.  Padilla,  Mr.  Anaya,  Mr.  Armijo  and Dr.  Saavedra  are each  paid a
Directors fee of $1,400 per month. Ms. Page and each of the Company's other Directors are paid a Directors fee of $1,100 per month.
(2) As part of its grant of shares of its Class B common stock to its nine directors during fiscal 1993, the Company agreed to pay all state and federal taxes related to the grant. Such payments were based on the actual income liability the grant caused each director to incur.
(3) Mr. Padilla and Mr. Anaya are each paid $30,000 per year pursuant to consulting agreements.
(4) Does not include $6,000, $6,800 and $5,000 paid to Mr. Armijo's insurance agency by the insurance carrier as commissions from policies owned by the Company during 1995, 1996 and 1997, respectively
(5)  Became an Officer on April 26,  1996.
(6) Mr. Chavez and Mr. Lesley are paid for services rendered to the Company in excess of 40 hours per week. All compensation, both regular salary and compensatory pay are included.

In 1984, the Company granted certain stock options to persons who were at that time members of the Company's Board of Directors. The following table sets forth information concerning the value of those exercised and unexercised owned by current Directors at June 30, 1997.

     Aggregated Option/SAR Exercises in Last Fiscal Year
                 and FY-End Option SAR values

                                                        (d)         (e)
                                                     Number of
                                                     Securities
                                                     Underlying    Value of
                                                     Unexercised   Unexercised
                                                     Options/      In-the-Money
                                                     SAR's at      Options/Sar's
     (a)              (b)             (c)            FY-END(#)     at FY-END($)
                 Shares Acquired                     Exercisable   Exercisable
     Name        on Exercise(#)   Value Realized($)  Unexercised   Unexercised
     ----        ---------------  -----------------  -----------   -------------

Carmel Chavez    5,000            $22,450
    Director

The Company has no long term compensation arrangements with its directors.

Certain officers and directors are compensated pursuant to employment or other agreements. See Item 12.

Pension Plan:

On June 27, 1991, the Company established a Simplified Employee Pension ("SEP-IRA") plan under Section 401(k) of the Internal Revenue Code. Under the terms of the SEP-IRA plan for 1994, the Company contributed 11% of each eligible employee's earned wages. Under this SEP-IRA employees may also contribute up to 4% of their earned wages. The Company makes monthly contributions to the plan whereby $30,801 was paid in fiscal 1997, $53,233 was paid in fiscal 1996 and $47,023 was paid in fiscal 1995.

Effective January 1, 1997, the Company replaced the SEP-IRA plan with a Money Purchase Profit Sharing Deferred Compensation Plan (the "97 Plan"). Under the 97 Plan, the Company contributes up to 15% of the aggregate earnings of participating employees. During fiscal 1997, $43,474 was contributed by the Company pursuant to the 97 Plan.

Stock Option Plan:

On December 14, 1996, the option plan established by the Company in 1984, to provide incentives for the Company's Directors, Officers and Employees, expired. Options to purchase 7,500 shares were exercised during fiscal 1997. The exercise price of $5.51 per share was at least their fair market value in 1984 on the date of the grant. Because there was no formal market for any class of the Company's stock at the time of the Grant, the Board took into account the Company's earning potential and the price of repurchases of No Par Value Stock. The Company's Class B Stock does not have a readily determinable market value at this time.

Compensation of Directors:

Directors were paid during the year the following amount as director's fees: Mr. Padilla, Mr. Anaya, Dr. Saavedra and Mr. Armijo were paid Director's fees of $1,400 per month and each other Director received a Director's fee of $1,100 per month.

Ms. Page, Mr. Leroy J. Chavez and Mr. Lesley participate in all employee benefit plans and Mr. Leroy J. Chavez and Mr. Lesley participate in any bonuses which may be declared by the Board of Directors.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company's No Par Value Stock and its Class B Stock are its only classes of voting securities outstanding. Only shareholders of record at the close of business on August 20, 1997, will be entitled to vote at the Annual Meeting and at any adjournment thereof. On August 20, 1997, there were issued and outstanding 716,608 shares of No Par Value Stock and 86,100 shares of Class B Stock, each of which is entitled to one vote on each matter coming before the Meeting.

Security Ownership of Certain Beneficial Owners and Management:

The following table sets forth, as of August 20, 1996, the beneficial ownership of No Par Value Stock and Class B Stock by each nominee and each present Director of the Company and by all officers and Directors as a group. The information as to beneficial stock ownership is based on data furnished by each person. Each person has sole voting and investment power as to all shares unless otherwise indicated. No person is known by the Company to own beneficially 5% or more of its issued and outstanding equity securities.


                                   NO PAR SHARES            CLASS B SHARES
                              Amount      Percent       Amount      Percent
                               and          of           and          of
                              Nature of   Class         Nature of   Class
                              Beneficial  Beneficially  Beneficial  Beneficially
                              Ownership   Owned         Ownership   Owned (1)(2)

 DIRECTORS AND PRINCIPAL OFFICERS:

 Sosimo S. Padilla (2) ........  335         *           20,700        24.04
 401 Coors Blvd., N.W
 Albuquerque, N.M. 87121

 Barbara Page .................  500         *            8,300         9.64
 401 Coors Blvd., N.W
 Albuquerque, N.M. 87121

 Polecarpio (Lee) Anaya .......   70         *            5,000         5.81
 1815 Sunset Gardens Rd., S.W
 Albuquerque, N.M. 87105

 David C. Armijo ..............3,132         *            5,000         5.81
 401 Coors Blvd., N.W
 Albuquerque, N.M. 87121

 Josie Castillo ..............  738          *           10,000        11.61
 401 Coors Blvd., N.W
 Albuquerque, N.M. 87121

 Carmel Chavez ...............  617          *            5,700         6.62
 401 Coors Blvd., N.W
 Albuquerque, N.M. 87121

 Joe S. Chavez ................  100         *              200          *
 3901 Donald Rd., S.W
 Albuquerque, N.M. 87105

 Charles V. Pena ..............  100         *              500          *
 2312 Britt St., N.E
 Albuquerque, N.M. 87112

 Carlos Saavedra ..............  443         *             -0-           *
 220 Tohatchi, N.W
 Albuquerque, N.M. 87104

 OTHER OFFICERS:

 Leroy J. Chavez (3) .........  -0-          *             -0-           *
 401 Coors Blvd., N.W
 Albuquerque, N.M. 87121

 Brent Lesley (3) ............  -0-          *             -0-           *
 401 Coors Blvd., N.W
 Albuquerque, N.M. 87121

 Directors and Officers
   as a group (11 people) ....5,989(1-3)     *(1-3)      55,400        64.35

_____________
(1) Each of the current Class A Directors are the Management's nominees for Director at the Annual Meeting of Shareholders
(2) Of which, 46 shares are owned by Mr. Padilla's wife.
(3) These officers are not lineal descendants of an incorporator of the Town of Atrisco, New Mexico, and cannot own Company's shares.
* Represents less than 1% of the issued No Par Value common shares. The total of the No Par Shares and Class B Shares owned by the Company's Officers and Directors is approximately 8.39% of all such shares that might be voted at the Annual Meeting of Shareholders.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment and Consulting Arrangements with Current Officers:

Since December of 1991 Ms. Page has been employed as the Company's President under a renewable five year employment agreement providing for an annual salary of $110,000. If Ms. Page is involuntarily terminated during the term of the agreement she shall be paid, in addition to any salary earned to the date of such termination, an amount of cash equal to six times the amount of her annual salary on the date of termination.

Mr. Padilla, the Company's Chairman, and Mr. Anaya, the Company's Executive Vice President, are each paid $30,000 per year for their services to the Company under renewable five year consulting agreements. If either Mr. Padilla's or Mr. Anaya's consulting agreement is involuntarily terminated during the term of the agreement, the person so terminated shall be paid an amount of cash equal to six times the annual compensation rate then in effect under the contract.

Certain Business Relationship:

During fiscal 1990, the Company appointed Mr. David C. Armijo's California All-Risk agency as its broker to obtain all of the Company's insurance. Mr. Armijo has held a non-resident broker's license to sell insurance in the State of New Mexico since 1962. That agency received a total of $5,000 in commissions for the placement of the Company's insurance in fiscal 1997.

PART IV

ITEM 13:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-KSB

1. Financial Statements, included in this report as item 7 for each of the two years ended June 30, 1996 and 1997:

Report of Independent Certified Public Accountants
Balance Sheet
Statements of Earnings
Statements of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

2.  Exhibits:

Exhibit
(3) Articles of Incorporation and Bylaws:
(3)(I) Articles of Incorporation filed as an exhibit to the registrant's Registration Statement on Form 10-K on September 28, 1982 and incorporated herein by reference.
(3)(ii) Restated Bylaws filed as an exhibit with the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993.
(10) Material Contracts:
(10.1) Consulting Agreement with Sosimo Padilla, dated December 18, 1992, as filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.
(10.2) Consulting Agreement with Polecarpio (Lee) Anaya, dated December 18, 1992, as filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.
(10.3) Employment Agreement with Barbara Page, dated December 18, 1992, as filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.
(10.4)Lease Agreement dated April 25, 1994, between Central Avenue Partners and Walgreen Co., as filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997, and incorporated herein by reference. (10.5) Assignment of Lease dated April 20, 1995, from Central Avenue Partners to the Registrant, as filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference. (10.6) Lease Agreement dated March 14, 1995, between George Brunacini and Jeannette Brunacini and Circuit City Stores, Inc., as filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.
(10.7) Assignment of Lease dated June 28, 1995, from George Brunacini and Jeannette Brunacini to the Registrant, as filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.
(10.8) Lease Agreement dated March 19, 1996, between C.A.P. II, a New Mexico general partnership, and Walgreen Co., as filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, and incorporated herein by reference.
(10.9) Assignment of Lease dated June 21, 1996, from C.A.P. II, a New Mexico general partnership, to the Registrant, as filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, and incorporated herein by reference.

Statement regarding computation of per share earnings is incorporated by reference to Note A(8) to the Financial Statements incorporated herein by reference to Registrant's Annual Report to Shareholders for the Fiscal year ended June 30, 1997.

Subsidiaries of the Registrant

The registrant has the following subsidiaries:

            Name                        State of Incorporation

     El Campo Santo, Inc                New Mexico - non-profit
     Westland Community Services, Inc   New Mexico - non-profit
     Westland Somerville Ltd.           New Mexico - profit
     Tierre Oeste Ltd.                  New Mexico - profit

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

WESTLAND DEVELOPMENT CO., INC.


By: Barbara Page
    ----------------------------------
    Barbara Page, President, Principal
        Executive Officer, Chief
        Financial Officer  and
        Director

Date:  August 27, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the registrant and in the capacities and on the dates indicated.


By: David C. Armijo
    ------------------------------------
    David C. Armijo, Secretary-Treasurer
    and Principal Financial Officer

Date:  August 27, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the registrant and in capacities and on the dates indicated.


By: David C. Armijo
    -------------------------
    David C. Armijo, Director

Date:  August 27, 1997


By: Polecarpio (Lee) Anaya
    --------------------------------
    Polecarpio (Lee) Anaya, Director

Date:  August 27, 1997


By: Sosimo S. Padilla
    -----------------------------------------------------
    Sosimo S. Padilla, Chairman of the Board of Directors

Date:  August 27, 1997


By: Josie G. Castillo
    ---------------------------
    Josie G. Castillo, Director

Date:  August 27, 1997


By: Carmel T.Chavez
    --------------------------
    Carmel T. Chavez, Director

Date:  August 27, 1997


By: Charles V. Pena
    -------------------------
    Charles V. Pena, Director

Date:  August 27, 1997


By: Carlos Saavedra
    -------------------------
    Carlos Saavedra, Director

Date:  August 27, 1997


By: Joe S. Chavez
    -----------------------
    Joe S. Chavez, Director

Date:  August 27, 1997


By: Barbara Page
    ----------------------
    Barbara Page, Director

Date:  August 27, 1997