Form 10QSB
period 1997-09-30
WESTLAND DEVELOPMENT CO INC
filed 1997-11-10
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 30, 1997

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of November 11, 1997:

     No Par Value Common:                    716,608
     Class A $1.00 Par Value Common:            NONE
     Class B $1.00 Par Value Common:          86,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                               September 30, 1997

    ASSETS
Cash and cash equivalents ........................                  $  1,851,913
Receivables:
   Real estate contracts .........................   $     88,025
        Less related deferred profit .............         47,136
                                                     ------------
                                                           40,889
   Income taxes recoverable.......................        155,001
   Note receivable - related party ...............         67,424
   Other receivables .............................        122,854        386,168
                                                     ------------
Land and improvements held for
   future development ............................                     6,097,752
Income producing properties, net .................                     7,086,954
Property and equipment, net of accumulated
   depreciation of $415,045 ......................                       365,537
Investment in Partnerships and joint ventures ....                       355,527
Other ............................................                       129,366
                                                                    ------------

                                                                    $ 16,273,217
                                                                    ============
    LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $    428,051
Deferred income taxes ............................                     4,010,000
Notes, bonds, mortgages and assessments payable ..                     6,826,494
                                                                    ------------
                 Total liabilities ...............                    11,264,545

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      716,608 shares .............................          8,500
   Class A common stock - $1.00 par
      value; authorized, 736,668
      shares; issued, none .......................           --
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      86,100 shares ..............................         86,100
   Additional paid-in capital ....................        581,527
   Retained earnings .............................      4,332,545      5,008,672
                                                     ------------   ------------

                                                                    $ 16,273,217
                                                                    ============

                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                        For the 3 months ended
                                                             September 30,
                                                        1997             1996
                                                     -----------     -----------
Revenues
   Land ......................................       $ 800,552        $ 218,233
   Deferred profit recognized
     on installment sales ....................           3,871            6,911
   Rentals ...................................         175,696           93,755
                                                     ---------        ---------
                                                       980,119          318,899
Costs and expenses
   Cost of land revenues .....................          29,172          102,693
   Cost of rentals ...........................          55,119           19,476
   Other general and administrative ..........         664,323          516,581
   Legal .....................................           1,941              818
                                                     ---------        ---------
                                                       750,555          639,568
                                                     ---------        ---------

      Income(loss)from operations ............         229,564         (320,669)

Other (income) expense
   Interest income ...........................         (27,753)         (28,129)
   Gain on sale of property and
        equipment ............................            --             (1,612)
   Other income ..............................          (1,566)          36,705
   Interest expense ..........................         165,491          110,445
                                                     ---------        ---------
                                                       136,172          117,409
                                                     ---------        ---------

      Earnings (loss) before income taxes.....          93,392         (438,078)

Income tax expense (benefit) .................          36,800         (175,231)
                                                     ---------        ---------

      NET EARNINGS(LOSS) .....................       $  56,592        $(262,847)
                                                     =========        =========
Weighted average common and
   common equivalent shares
   outstanding ...............................         802,708          800,670
                                                     =========        =========
Net earnings (loss) per common and
   common equivalent share ...................       $     .07        $    (.33)
                                                     =========        =========

                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                   For the three months ended
                                                          September 30,
                                                      1997            1996
                                                 -------------    -------------
Cash flows from operating activities

 Cash received from land sales
   and collections on real
   estate contracts receivable .................   $    870,349    $    424,302
 Development and closing costs paid
   on land sales ...............................        (90,813)       (171,040)
 Cash received from rental operations ..........        170,017          88,640
 Cash paid for rental operations ...............         (1,709)         (1,350)
 Cash (paid) received for property taxes .......           (485)          8,892
 Interest received .............................         28,515          56,022
 Interest paid .................................       (202,087)       (138,874)
 Income taxes paid .............................           --          (262,000)
 Legal and other general and
   administrative costs paid ...................       (425,169)       (544,265)
 Other .........................................          1,529         (90,638)
                                                   ------------    ------------
  Net cash provided (used) by
   operating activities ........................        350,147        (630,311)
                                                   ------------    ------------

Cash flows from investing activities

 Capital expenditures for income
   producing and other properties ..............         (1,959)       (874,414)
                                                   ------------    ------------
  Net cash used by investing activities ........         (1,959)       (874,414)
                                                   ------------    ------------
Cash flows from financing activities
 Borrowing on notes, mortgages and
   assessments payable .........................        162,063         936,484
 Repayments of bonds, mortgages,
   notes and assessments payable ...............       (387,457)        (27,605)
 Payment of dividends ..........................       (602,031)       (480,125)
                                                   ------------    ------------
  Net cash provided by (used in)
    financing activities .......................       (827,425)        470,079
                                                   ------------    ------------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS .........................       (479,237)     (1,034,646)

Cash and cash equivalents at
  beginning of period ..........................      2,331,150       2,167,741
                                                   ------------    ------------
Cash and cash equivalents at
  end of period ................................   $  1,851,913    $  1,133,095
                                                   ============    ============

Reconciliation of net earnings
 (loss) to net cash used in
 operating activities

Net earnings (loss) ............................   $     56,592    $   (262,847)

Adjustments to reconcile net
 earnings (loss) to net cash provided
   (used) in operating activities
     Depreciation ..............................         67,959          31,911
     Profit recognized on prior
       years' installment sales ................         (3,871)         (6,911)

Change in
     Rents receivable, accrued interest,
       property tax and other assets ...........         26,968         (34,391)
     Real estate contracts .....................        (18,992)        237,976
     Land and improvements held for
       future development and income
       producing properties ....................        (65,122)        (69,134)
     Other assets ..............................         82,995          13,741
     Accounts and retainages payable,
       accrued interest and other
        liabilities ............................        203,618        (540,656)
                                                   ------------    ------------

Net cash provided (used) by
  operating activities .........................   $    350,147    $   (630,311)
                                                   ============    ============

                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                               September 30, 1997

     1. The balance sheet at September 30, 1997, statements of cash flows and statements of operations for the three months ended September 30, 1997 and September 30, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 1997. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of operating results for the full year.

     2. The computation of net earnings (loss) per common and common equivalent share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration (referred to as equivalents), which for the three month period ended September 30, 1997 was 802,708 and for the three month period ended September 30, 1996 was 800,670.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the three months ended September 30, 1997, the Company's cash and cash equivalents decreased by $ 479,237. During this period, operations provided $350,147, the Company invested $1,959 in fixed and other assets, retired $387,457 of debt, borrowed $162,063 and paid dividends in the amount of $602,031.

     During the first quarter of the current fiscal year, the Company had revenues of $980,119 compared to $318,899 during the same period in the prior fiscal year. Land revenues increased significantly primarily due to the sale of a single parcel for approximately $670,000. Operating expenses during the three months ended September 30, 1997, were $750,555 compared to $639,568 during the comparable period in 1996.

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

     (a) There are no exhibits required by Item 601 of Regulation S-B.

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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: November 10, 1997           By:    Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer