Form 10QSB
period 1997-12-31
WESTLAND DEVELOPMENT CO INC
filed 1998-02-10
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended December 31, 1997

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of February 10, 1998:

     No Par Value Common:                    716,608
     Class A $1.00 Par Value Common:            NONE
     Class B $1.00 Par Value Common:          86,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                               December 31, 1997

    ASSETS
Cash and cash equivalents ........................                  $  2,379,698
Receivables:
   Real estate contracts .........................   $     79,528
        Less related deferred profit .............         43,795
                                                     ------------
                                                           35,733
   Income taxes recoverable.......................        155,001
   Note receivable - related party ...............         66,832
   Other receivables .............................         56,714        314,280
                                                     ------------
Land and improvements held for
   future development ............................                     6,093,454
Income producing properties, net .................                     7,032,959
Property and equipment, net of accumulated
   depreciation of $423,896 ......................                       387,597
Investment in Partnerships and joint ventures ....                       353,387
Other ............................................                       134,366
                                                                    ------------

                                                                    $ 16,695,741
                                                                    ============
    LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $    313,076
Deferred income taxes ............................                     4,010,000
Notes, bonds, mortgages and assessments payable ..                     7,254,521
                                                                    ------------
                 Total liabilities ...............                    11,577,597

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      716,608 shares .............................          8,500
   Class A common stock - $1.00 par
      value; authorized, 736,668
      shares; issued, none .......................           --
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      86,100 shares ..............................         86,100
   Additional paid-in capital ....................        581,527
   Retained earnings .............................      4,442,017      5,118,144
                                                     ------------   ------------

                                                                    $ 16,695,741
                                                                    ============


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                    For the three months ended
                                                           December 31,
                                                      1997              1996
                                                   ----------        ----------
Revenues
   Land ......................................     $  855,939        $1,120,253
   Deferred profit recognized
     on installment sales ....................          3,341            15,212
   Rentals ...................................        172,896           175,676
                                                   ----------        ----------
                                                    1,032,176         1,311,141
Costs and expenses
   Cost of land revenues .....................        148,376           202,774
   Cost of rentals ...........................         54,356            30,675
   Other general and administrative ..........        495,362           454,121
   Legal .....................................            299             2,315
                                                   ----------        ----------
                                                      698,393           689,885
                                                   ----------        ----------

      Income(loss)from operations ............        333,783           621,256

Other (income) expense
   Interest income ...........................        (24,274)          (23,013)
   Gain on sale of property and
        equipment ............................         (1,000)             (140)
   Other (income) loss .......................         18,821               209
   Interest expense ..........................        156,564           180,411
                                                   ----------        ----------
                                                      150,111           157,467
                                                   ----------        ----------

      Earnings before income taxes............        183,672           463,789

Income tax expense ...........................         74,200           185,511
                                                   ----------        ----------

      NET EARNINGS ...........................     $  109,472        $  278,278
                                                   ==========        ==========
Weighted average common and
   common equivalent shares
   outstanding ...............................        802,708           802,708
                                                   ==========        ==========

Net earnings per common share ................     $      .14        $      .35
                                                   ==========        ==========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     For the six months ended
                                                            December 31,
                                                       1997             1996
                                                    ----------       ----------
Revenues
   Land ......................................      $1,656,490       $1,338,486
   Deferred profit recognized
     on installment sales ....................           7,212           22,123
   Rentals ...................................         348,593          269,431
                                                    ----------       ----------
                                                     2,012,295        1,630,040
Costs and expenses
   Cost of land revenues .....................         177,548          305,467
   Cost of rentals ...........................         109,475           50,151
   Other general and administrative ..........       1,159,685          970,702
   Legal .....................................           2,240            3,133
                                                    ----------       ----------
                                                     1,448,948        1,329,453
                                                    ----------       ----------

      Income from operations .................         563,347          300,587

Other (income) expense
   Interest income ...........................         (52,027)         (51,142)
   Gain on sale of property and
        equipment ............................          (1,000)          (1,752)
   Other (income) loss .......................          17,255           36,914
   Interest expense ..........................         322,055          290,856
                                                    ----------       ----------
                                                       286,283          274,876
                                                    ----------       ----------

      Earnings before income taxes............         277,064           25,711

Income tax expense ...........................         111,000           10,280
                                                    ----------       ----------

      NET EARNINGS ...........................      $  166,064       $   15,431
                                                    ==========       ==========
Weighted average common and
   common equivalent shares
   outstanding ...............................         802,708          801,689
                                                    ==========       ==========

Net earnings per common share ................      $      .21       $      .02
                                                    ==========       ==========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                     For the six months ended
                                                           December 31,
                                                       1997            1996
                                                   ------------    ------------
Cash flows from operating activities
 Cash received from land sales
   and collections on real
   estate contracts receivable .................   $  1,757,427    $  1,395,050
 Development and closing costs paid
   on land sales ...............................       (231,834)       (515,845)
 Cash received from rental operations ..........        353,831         265,250
 Cash paid for rental operations ...............         (3,267)         (3,918)
 Cash (paid) received for property taxes .......        (20,614)        (55,603)
 Interest received .............................         51,579          75,208
 Interest paid .................................       (358,259)       (305,307)
 Income taxes paid .............................        (80,000)       (262,000)
 Legal and other general and
   administrative costs paid ...................       (969,688)       (865,792)
 Other .........................................        (19,427)            985
                                                   ------------    ------------
  Net cash provided (used) by
   operating activities ........................        479,748        (271,972)
                                                   ------------    ------------

Cash flows from investing activities
 Capital expenditures for income
   producing and other properties ..............        (40,714)       (994,178)
 Proceeds from sale of assets ..................          1,000           1,873
 Cash distributions from partnerships, net .....          7,911            --
                                                   ------------    ------------
  Net cash used by investing activities ........        (31,803)       (992,305)
                                                   ------------    ------------
Cash flows from financing activities
 Borrowing on notes, mortgages and
   assessments payable .........................        692,064       1,473,785
 Proceeds from sale of stock ...................                         41,325
 Repayments of bonds, mortgages,
   notes and assessments payable ...............       (489,430)     (1,021,607)
 Payment of dividends ..........................       (602,031)       (480,125)
                                                   ------------    ------------
  Net cash provided by (used in)
    financing activities .......................       (399,397)         13,378
                                                   ------------    ------------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS ....................         48,548      (1,250,899)

Cash and cash equivalents at
  beginning of period ..........................      2,331,150       2,167,741
                                                   ------------    ------------
Cash and cash equivalents at
  end of period ................................   $  2,379,698    $    916,842
                                                   ============    ============
Reconciliation of net earnings
 to net cash provided (used)
 by operating activities
Net earnings ...................................   $    166,064    $     15,431
Adjustments to reconcile net
 earnings to net cash provided
   (used) by operating activities
     Depreciation ..............................        135,605          71,905
     Profit recognized on prior
       years' installment sales ................         (7,212)        (22,123)
     Gain on sale of assets.....................         (1,000)         (1,752)
Change in
     Income taxes recoverable/payable ..........         31,000            --
     Rents receivable, accrued interest,
       property tax and other assets ...........         93,700        (209,625)
     Real estate contracts .....................        (10,495)        264,154
     Land and improvements held for
       future development ......................        (60,824)       (211,180)
     Other assets ..............................         75,268          92,849
     Accounts and retainages payable,
       accrued interest and other
        liabilities ............................         57,642        (271,631)
                                                   ------------    ------------
Net cash provided (used) by
  operating activities .........................   $    479,748    $   (271,972)
                                                   ============    ============


                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                               December 31, 1997

     1. The balance sheet at December 31, 1997, statements of cash flows and statements of operations for the three months ended December 31, 1997 and December 31, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 1997. The results of operations for the six months ended December 31, 1997 are not necessarily indicative of operating results for the full year.

     2. The computation of net earnings (loss) per common share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration , which for the six and three month periods ended December 31, 1997 were 802,708 and for the six and three month periods ended December 31, 1996 were 801,689 and 802,708, respectively.

     3. The  Company  adopted  Statement  of  Accounting  Standards  number 128,
Earnings Per Share, during the quarter ended December 31, 1997. Since the Company has only common stock outstanding, the adoption had no effect on the Company's financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the six months ended December 31, 1997, the Company's cash and cash equivalents increased by $ 48,548. During this period, operations provided $479,748, the Company invested $31,803, net, in fixed and other assets, retired $489,430 of debt, borrowed $692,064 and paid dividends in the amount of $602,031.

     During the second quarter of the current fiscal year, the Company had revenues of $1,032,176 compared to $1,311,141 during the same period in the prior fiscal year. Operating costs and expenses during the three months ended December 31, 1997, were $698,393 compared to $689,885 during the comparable period in 1996. For the year to date, the Company earned revenues of $2,012,295 compared to $1,630,040 in 1996. The primary reason for the increase is large single tract sales in 1997 exceeded those in 1996 by $575,000. Operating costs and expenses for the current fiscal year to date are $1,448,948 compared to $1,329,453 in 1997. The difference arises from increased non recurring expenses in the 1st quarter of this fiscal year.

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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: February 10, 1998           By:    Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer