Form 10QSB
period 1998-03-31
WESTLAND DEVELOPMENT CO INC
filed 1998-05-15
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1998

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

                             (505) 831-9600
-------------------------------------------------------------------------------
                          (Issuer's telephone number)

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of May 13, 1998:

     No Par Value Common:                    716,608
     Class A $1.00 Par Value Common:            NONE
     Class B $1.00 Par Value Common:          86,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                   (unaudited)
                                 March 31, 1998

    ASSETS

Cash and cash equivalents ........................                  $  2,813,448
Receivables:
   Real estate contracts .........................   $     68,986
        Less related deferred profit .............         36,585
                                                     ------------
                                                           32,401
   Income taxes recoverable.......................        155,001
   Note receivable - related party ...............         66,225
   Other receivables .............................        217,157        470,784
                                                     ------------
Land and improvements held for
   future development ............................                     6,467,688
Income producing properties, net .................                     6,978,965
Property and equipment, net of accumulated
   depreciation of $435,674 ......................                       373,095
Investment in Partnerships and joint ventures ....                       352,154
Other ............................................                       126,563
                                                                    ------------

                                                                    $ 17,582,697
                                                                    ============
    LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $    325,325
Deferred income taxes ............................                     4,612,000
Notes, bonds, mortgages and assessments payable ..                     6,574,842
                                                                    ------------
                 Total liabilities ...............                    11,512,167

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      716,608 shares .............................          8,500
   Class A common stock - $1.00 par
      value; authorized, 736,668
      shares; issued, none .......................           --
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      86,100 shares ..............................         86,100
   Additional paid-in capital ....................        581,527
   Retained earnings .............................      5,394,403      6,070,530
                                                     ------------   ------------

                                                                    $ 17,582,697
                                                                    ============


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                    For the three months ended
                                                             March 31,
                                                      1998              1997
                                                   ----------        ----------
Revenues
   Land ......................................     $2,286,529        $   34,793
   Deferred profit recognized
     on installment sales ....................          7,211             4,493
   Rentals ...................................        174,096           173,120
                                                   ----------        ----------
                                                    2,467,836           212,406
Costs and expenses
   Cost of land revenues .....................        192,230           (19,321)
   Cost of rentals ...........................         54,084            47,817
   Other general and administrative ..........        490,126           445,648
   Legal .....................................            415             3,125
                                                   ----------        ----------
                                                      736,855           477,269
                                                   ----------        ----------

      Income (loss) from operations ..........      1,730,981          (264,863)

Other (income) expense
   Interest income ...........................        (11,555)          (10,234)
   Loss on sale of property and
        equipment ............................            371              --
   Other (income) loss .......................         (4,090)            1,650
   Interest expense ..........................        158,869           153,154
                                                   ----------        ----------
                                                      143,595           144,570
                                                   ----------        ----------

      Earnings (loss) before income taxes.....      1,587,386          (409,433)

Income tax expense (benefit) .................        635,000          (163,280)
                                                   ----------        ----------

      NET EARNINGS (LOSS) ....................     $  952,386        $ (246,153)
                                                   ==========        ==========
Weighted average common and
   common equivalent shares
   outstanding, basic and diluted ............        802,708           802,708
                                                   ==========        ==========

Basic and diluted earnings
   (loss) per common share ...................     $     1.19        $     (.31)
                                                   ==========        ==========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     For the nine months ended
                                                              March 31,
                                                       1998             1997
                                                    ----------       ----------
Revenues
   Land ......................................      $3,943,021       $1,373,279
   Deferred profit recognized
     on installment sales ....................          14,422           26,616
   Rentals ...................................         522,689          442,551
                                                    ----------       ----------
                                                     4,480,132        1,842,446
Costs and expenses
   Cost of land revenues .....................         369,778          286,146
   Cost of rentals ...........................         163,559           97,968
   Other general and administrative ..........       1,649,976        1,416,350
   Legal .....................................           2,655            6,258
                                                    ----------       ----------
                                                     2,185,968        1,806,722
                                                    ----------       ----------

      Income from operations .................       2,294,164           35,724

Other (income) expense
   Interest income ...........................         (63,581)         (61,376)
   Gain on sale of property and
        equipment ............................            (629)          (1,752)
   Other (income) loss .......................          13,165           38,564
   Interest expense ..........................         480,759          444,010
                                                    ----------       ----------
                                                       429,714          419,446
                                                    ----------       ----------

      Earnings (loss) before income taxes.....       1,864,450         (383,722)

Income tax expense (benefit) .................         746,000         (153,000)
                                                    ----------       ----------

      NET EARNINGS (LOSS) ....................      $1,118,450       $ (230,722)
                                                    ==========       ==========
Weighted average common and
   common equivalent shares
   outstanding, basic and diluted ............         802,708          802,024
                                                    ==========       ==========

Basic and diluted earnings
    (loss) per common share ..................      $     1.39       $     (.29)
                                                    ==========       ==========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                     For the nine months ended
                                                             March 31,
                                                       1998            1997
                                                   ------------    ------------
Cash flows from operating activities
 Cash received from land sales
   and collections on real
   estate contracts receivable .................   $  3,803,977    $  1,588,331
 Development and closing costs paid
   on land sales ...............................       (714,673)       (824,545)
 Cash received from rental operations ..........        525,019         441,420
 Cash paid for rental operations ...............         (4,554)         (3,975)
 Cash received (paid) for property taxes .......          2,347         (57,828)
 Interest received .............................         64,473          81,021
 Interest paid .................................       (515,950)       (434,096)
 Income taxes paid .............................       (150,000)       (262,000)
 Legal and other general and
   administrative costs paid ...................     (1,405,965)     (1,295,883)
 Other .........................................        (18,585)          6,600
                                                   ------------    ------------
  Net cash provided (used) by
   operating activities ........................      1,586,089        (760,955)
                                                   ------------    ------------
Cash flows from investing activities
 Capital expenditures for income
   producing and other properties ..............        (40,714)       (893,790)
 Proceeds from sale of assets ..................          3,000           1,873
 Cash distributions from
 (investment in) partnerships, net .............         13,000        (110,445)
                                                   ------------    ------------
  Net cash used by investing activities ........        (24,714)     (1,002,362)
                                                   ------------    ------------
Cash flows from financing activities
 Borrowing on notes, mortgages and
   assessments payable .........................        692,064       1,811,148
 Proceeds from sale of stock ...................           --            41,325
 Repayments of bonds, mortgages,
   notes and assessments payable ...............     (1,169,110)     (1,079,619)
 Payment of dividends ..........................       (602,031)       (480,125)
                                                   ------------    ------------
  Net cash provided by (used in)
    financing activities .......................     (1,079,077)        292,729
                                                   ------------    ------------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS ....................        482,298      (1,470,588)

Cash and cash equivalents at
  beginning of period ..........................      2,331,150       2,167,741
                                                   ------------    ------------
Cash and cash equivalents at
  end of period ................................   $  2,813,448    $    697,153
                                                   ============    ============
Reconciliation of net earnings
 (loss) to net cash provided
 (used) by operating activities
Net earnings (loss) ............................   $  1,118,450    $   (230,722)
Adjustments to reconcile net
 earnings (loss) to net cash provided
 (used) by operating activities
     Depreciation ..............................        201,730         132,808
     Profit recognized on prior
       years' installment sales ................        (14,422)        (26,617)
     Gain on sale of assets.....................           (629)         (1,752)
Change in assets and liabilities
     Income taxes recoverable/payable ..........        596,000            --
     Rents receivable, accrued interest,
       property tax and other assets ...........        (73,335)        (43,323)
     Real estate contracts .....................             47         272,664
     Land and improvements held for
       future development ......................       (435,058)       (539,208)
     Other assets ..............................         86,414          68,958
     Accounts and retainages payable,
       accrued interest and other
       liabilities .............................        106,892        (393,763)
                                                   ------------    ------------
Net cash provided (used) by
  operating activities .........................   $  1,586,089    $   (760,955)
                                                   ============    ============


                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                                 March 31, 1998

     1. The balance sheet at March 31, 1998, statements of cash flows for the nine month periods ended March 31, 1998 and March 31, 1997 and statements of operations for the three and nine month periods ended March 31, 1998 and March 31, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 1997. The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of operating results for the full year.

     2. The computation of net earnings (loss) per common share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration, which for the nine and three month periods ended March 31, 1998 and three month period ended March 31, 1997 were 802,708 and for the nine month period ended March 31, 1997 were 802,024.

     3. The Company adopted Statement of Financial Accounting Standards number 128, Earnings Per Share, during the quarter ended December 31, 1997. Since the Company has only common stock outstanding, the adoption had no effect on the Company's financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the nine months ended March 31, 1998, the Company's cash and cash equivalents increased by $ 482,298. During this period, operations provided $1,586,089, the Company invested $24,714, net, in fixed and other assets, retired $1,169,110 of debt, borrowed $692,064 and paid dividends in the amount of $602,031.

     During the third quarter of the current fiscal year, the Company had revenues of $2,467,836 compared to $212,406 during the same period in the prior fiscal year. Operating costs and expenses during the three months ended March 31, 1998, were $736,855 compared to $477,269 during the comparable period in 1997. For the year to date, the Company earned revenues of $4,480,132 compared to $1,842,446 in 1997. The primary reason for the increase is the sale to the National Park Service of a single tract for $1,507,600. Operating costs and expenses for the current fiscal year to date are $2,185,968 compared to $1,806,722 in 1997. The difference arises from increased non recurring expenses in the 1st quarter of this fiscal year.

     The Company may expend approximately $2,300,000 or more to acquire replacement lands and property for the land sold to the National Park Service under threat of condemnation. In the event the Company does not replace the property sold to the National Park Service, it may need to utilize a substantial portion of its liquid investments for federal and state income taxes.


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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: May 13, 1998                       By:    Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer