Form 10KSB
period 1998-06-30
WESTLAND DEVELOPMENT CO INC
filed 1998-09-25
CIK 106423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $5,348,609

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

On September 18, 1998, there were 716,608 No Par Value Common shares and 30,700 Class B shares owned by non-affiliates. The stock was sold on September 18, 1998 for $15 per share. Thus the aggregate market value of the voting stock held by non-affiliates was $11,064,825.

The number of shares outstanding of each of the Registrant's classes of common stock, as of September 18, 1998, was:

          No Par Value Common:          716,608 shares.
          Class A $1.00 Par Value:      none.
          Class B $1.00 Par Value:      86,100 shares.

DOCUMENTS  INCORPORATED BY REFERENCE:

        Proxy statement and Proxy for Annual Meeting of Shareholders for the year ended June 30, 1998.
        Annual  Report to  shareholders  for the year  ended June 30, 1998.




PART I

ITEM 1:  DESCRIPTION OF BUSINESS

General Development of Business.

Westland Development Co., Inc., a New Mexico for-profit corporation ("Registrant"), is the successor to a community land grant corporation named Town of Atrisco, which itself was a successor to a Spanish community land grant named the Atrisco Land Grant. Information concerning the historical background of these predecessor organizations and the conversion in 1967 from a community land grant corporation into a business corporation can be found in the Registrant's Form 10 and its Form 10-K for the fiscal year ended June 30, 1974. With limited exceptions, only lineal descendants of the incorporators of the Town of Atrisco may own shares of the Registrant's Common Stock.

The Registrant's executive offices are located in its own building at 401 Coors Boulevard, N.W., Albuquerque, New Mexico, 87121, telephone (505) 831-9600, on land which was originally part of the Atrisco Land Grant.

The Registrant is the owner of approximately 59,000 acres of land located on the west side of Albuquerque, New Mexico. Most of its property is held for long term investment and is leased for cattle grazing. The Registrant derives revenues through commercial and land leases, partnerships formed for various development projects, lot development sales and bulk land sales to other land developers.

During the past year, Albuquerque and Bernalillo County approved a 6,400 acre master plan for development of those additional acres of the Registrant's land. For the Registrant to begin developing or selling land within this planned area, Albuquerque must make available the required utilities. It is anticipated that the utilities will be extended over many years as an orderly system of development occurs on the land.

As of September 15, 1998, approximately 245 acres of the Registrant's land located on the west side of the City of Albuquerque, New Mexico which have been segregated for development remain to be sold.

The Registrant believes that over the next few years it will enter into joint ventures, land developments, ground leases, limited partnerships and, if warranted by available capital, may begin the construction of residential, industrial and commercial structures for lease or sale. The Registrant's long term business philosophy is to enhance the value of the Registrant's land through careful planning and development, while retaining ownership of a major portion of the land in perpetuity and simultaneously increasing the value of the Registrant's stock and to provide dividends for its shareholders, when consistent with the Registrant's need for a sufficient cash flow to meet current operating expenses.

Narrative Description of Business.

Over the past 16 years, the Registrant developed six master plans for the development of certain of its properties and through implementation of those plans, sold approximately 1,350 acres of its lands. Those master plans encompassed approximately 600 to 1,000 acres and are identified as Atrisco Urban Center and El Rancho Atrisco, Phases I through V. These lands, except for the Phase V master plan which was abandoned due the introduction of the Petroglyph National Monument, have now been substantially developed and sold. A master plan (the "Westland Master Plan") encompassing approximately 6,400 acres for the area between Unser and Paseo del Volcan has been approved by Albuquerque and Bernalillo County. Discussions related to the introduction of utilities to the area are ongoing at the time of this Report.

Oil and Gas and Grazing Leases.

Approximately 52,000 acres of the Registrant's land is not planned for development and is leased to non-affiliated people for cattle grazing. The leases provided rental income of approximately $16,000 in fiscal 1998. During the year the Registrant agreed to certain rent abatements because of a prolonged drought that severely limited the productive capacity of the land.

During the year the company that held an oil and gas lease to approximately 8,500 acres drilled an exploratory well which was not successful and then abandoned the lease. No further interest in leasing the land has been made by any significant company and it is not known whether there remains any exploratory interest in the land.

The Registrant also owns and leases certain commercial buildings at an aggregate annual rental of $686,000 (See "Revenue Producing Properties").

Development Properties.

As of June 30, 1998, the Registrant continued to own approximately 250 acres of a total of 1,600 acres which it developed and sold over the last 16 years. The Westland Master Plan was approved by Bernalillo County in 1997 and was approved by the City of Albuquerque in May of 1998 (see discussion below). The effort of the Registrant and its staff is being devoted to the implementation of the Plan at the earliest possible date. A summary of Westland Master Plan is as follows:

Westland Master Plan.

The Registrant prepared a master development plan covering approximately 6,400 acres located north of Interstate 40 and south of the area designated for the Petroglyph National Monument, west of Unser Boulevard. The Registrant and the City of Albuquerque are currently negotiating the conditions through which the City will begin introducing water and sewer utilities to the portions of land that will be initially developed. At the present time, the City is asking that the Registrant pay the cost of water utilities to zones 3 and 4W and sewer utilities to about one quarter of the master planned area (an estimated total of about $10,000,000), which the Registrant will recover from the City as lots are sold and the city receives hook-up costs from the developers. If the Registrant is required to pay those costs, it anticipates doing so through a combination of borrowing and use of portions of its income. In addition, any water rights now owned or subsequently acquired by the Registrant in the 6,400 acres of the master planned area must be assigned to the City for only that portion of the master planned area to which the City supplies water and sewer service.

It is anticipated that there are not insurmountable obstacles remaining to the beginning of the implementation of the Master Plan. Management expects that the first sale of lands master in planned area will occur in about two years, barring unforeseen delays.

Other Projects.

1.  Assisted Living Development

As previously reported, the Registrant is a Limited Partner in a partnership which built and owned a housing facility for persons in need of some care but who are not otherwise ambulatory. The 40 unit complex was opened in March of 1997, and occupancy was offered through Albuquerque newspapers, but a sufficient occupancy to reach profitability was never obtained. During the year the bank that financed the construction of the project foreclosed and proceeded with efforts to sell the building. The Registrant reviewed the financial condition of the project and concluded that it was not in the Registrant's best interest to invest additional resources into the project. The Registrant's investment in this project was written off its books more than two years ago and no current or future loss on the project will be experienced.


2. ERA Phase I - Volcano Business Park.

Volcano Business Park consists of approximately 22 acres zoned for industrial park uses of which 22 acres have been platted and developed into 11 lots. The Registrant has entered into a partnership arrangement through which it supervised construction, management and owns 50% of an 172 unit storage facility on approximately 1.7 acres of this property. The facility was completed in December of 1995 and as of August 1, 1998 was approximately 70% occupied.

3.  ERA Phase III  - Commercial, Industrial and Residential Developments

In the mid 1980's, the Registrant completed the planning of El Rancho Atrisco Phase III Sector Development Plan. Those plans included construction of a total of 200,000 square feet of office space, approximately 100,000 square feet of retail space, 130 acres for industrial usage (Ladera Industrial Park), 51 acres of high density housing and 113 acres of single family housing. During fiscal 1995, the Registrant sold a 6.3 acre tract which has been developed as an affordable apartment complex. During fiscal 1996 the Registrant sold a 0.86 acre parcel of land to Diamond Shamrock for the development of a convenience store-gas station at the corner of Unser and Ladera Drive. During fiscal 1996, the Registrant also sold a tract consisting of approximately 16 acres to a local developer for construction of additional family homes.

The Registrant joined a limited liability corporation for the planning, approval
and   development  of  a   9.6  acre  tract,  to  be  developed  for  affordable
multi-family apartment units. During fiscal 1997, this entire project was sold.

4.  Travel Plaza

Since 1990, the Registrant has been working to develop about 100 acres of its land for a travel center and related commercial uses. Anticipated users include restaurants, motel-hotel facilities, fueling stations, and other travel/tourist related facilities. During 1995, the Registrant sold two acres, on which there has now been a truck sales facility developed and in the last year sold the owners of that facility an additional two acres for expansion of that business.

5.  Parkway Subdivision

The Registrant previously reported that from 1994 through 1997, the Registrant developed and sold to Sivage Thomas certain developments known as Parkway Units 7 and 8. Sivage Thomas completed building out homes on Units 7 and during the past year and an elementary school, constructed on approximately 11 acres purchased from the Registrant by Albuquerque was opened for classes beginning in the fall of 1998. In 1998, the Registrant sold Parkway Unit 9 to Sivage Thomas.

6.  Recreation Complex

The Registrant previously reported that in 1994 it entered into a lease/option arrangement related to approximately 100 acres located north of I-40 on Paseo del Volcan. Because of a default in the terms of the lease/option, during the past year the Registrant took possession of the property. The lessee had developed a recreation and softball complex on the property, which became the property of the Registrant upon taking possession of the property. In the summer of 1998, the Registrant held a Matanza for its shareholders at the softball complex and approximately 600 shareholders and heirs attended and enjoyed food and music. The Registrant is looking for a purchaser for the facility and in the mean time has leased the facilities on a month to month basis to a temporary operator at a rental of $3,000 per month.

7.  Tierra Oeste

As previously reported, the Registrant committed approximately 28 acres of land north of Ladera Dr., west of Unser Blvd, to a limited liability corporation named Tierra Oeste, LLC. The developer defaulted in its obligations to the LLC and the Registrant purchased the development company's interest. After the initial developer became unable to perform, a second developer approached the Registrant requesting the opportunity to perform the obligations of the first developer and the Registrant agreed that the second developer could assume the first developer's interest if it satisfied the Registrant that it had the financial capacity to complete the project. The second developer never acquired the first developer's interest in the corporation and never furnished financial statements to the Registrant and the Registrant canceled its agreement with the second developer. The Registrant was subsequently sued by the second developer for specific performance of the contract alleging that the contract was prematurely terminated. The Registrant denied the allegations of the complaint and counter sued for damages caused by the delay in its being able to deal in this property. The issues in this case were tried in August of 1998, and the Registrant is awaiting the Courts order. It cannot be predicted whether either party will appeal the Court Order when finally entered. If the Registrant should lose this action the other party must pay it not less than $500,000. The Registrant considers this litigation to be ordinary, routine and incidental to its business and not material.

8.  Education and Community Projects

The Registrant has a continuing corporate program of donating land or otherwise assisting in projects that its management believes has a long term beneficial effect to the development and furtherance of the educational and health of the community and citizens. As previously reported, the Registrant has donated lands for the purpose of building schools, churches, and health care facilities. Management will continue to review all requests of a similar nature to determine the merits, on a case by case basis, of future requests for similar donations. The Registrant is currently attempting, with the help of others, to establish a facility for the housing and employment of mentally ill citizens that will be named "Westland Farms."

9.  Land Sales

   1). The Registrant has, in the last year, completed 12 transactions totaling approximately 152 acres, including the sale of the last lot in the Cedar Ridge development, but not including lots sold to Kaufman & Broad, Inc. for Alvarado Estates (formerly Cedar Ridge Estates) and Westwind Homes.

   2). On June 27, 1990, the United States Congress established an approximately 7,000 acre national monument (the Petroglyph National Monument) to preserve and protect the volcanic escarpment on Albuquerque's West Mesa area. The Monument's proposed boundaries included approximately 1,964 acres of the Registrant's land. The Company sold 444 acres in fiscal year 1992, 713 acres in fiscal 1993, 118 acres in fiscal 1994, 24 acres in fiscal 1995, none in fiscal 1996 and 218 in fiscal 1997. During the current fiscal year, the Park Service purchased 85 acres. Approximately 362 acres have yet to be acquired by the Park Service and the Registrant has been given no assurance when the final purchases of the property may occur. The Registrant's Board of Directors has agreed that, subject to negotiation of acceptable terms of sale, the Registrant will sell to the National Park Service the Registrant's remaining lands included in the Monument.

10.   Reinvestment Properties

As part of the Registrant's plans to defer the tax burden arising from the sale of its lands to the National Park Service for inclusion in the Petroglyph
National Monument, in the past it reinvested its funds in the properties discussed below and two vacant land parcels and 3 commercial buildings. As a result of these purchases, the Registrant believes that it has deferred taxes on approximately $8,200,000 in sales through fiscal 1998. The Commercial properties are the following:

   a) A commercial building at Coors Boulevard and Sequoia Road in Albuquerque at a cost of $2,630,000, $1,827,000 of which is subject to a Mortgage upon which the Registrant must pay monthly payments of $17,970. This building has been leased to Walgreen Co. for 20 years at a fixed rent of $19,173 per month plus additional rent based upon a formula of gross sales up to a maximum rent of $460,161 in any one year.

   b) A commercial building in Albuquerque's Midway Industrial Park at a cost of $1,074,000, $734,000 of which is subject to a Mortgage upon which the Registrant must make monthly payments of $6,893. This building has been leased to Circuit City Stores for a term of 10 years at an escalating rental beginning at $4.25 per square foot the first year and increasing in stages to $5.55 per square foot in the tenth year. The lessee has also been granted the right to extend the lease for two additional 5 year terms at escalating rental rates during each of the years of any extended term. The current rent is $9,235 per month.

   c) A commercial building located at Coors Boulevard and Central Avenue at a cost of $3,593,000, which is subject to a mortgage of $2,748,000 requiring payments of $24,682 per month. The building has been leased to Walgreen Co. on a minimum 20 year lease at a fixed rent of $26,122 per month plus a percentage of gross sales, with the maximum annual rent being capped at $626,922. Walgreen Co. may continue the term of the lease for an additional 40 years.

Current Real Estate Market Conditions

The market conditions for the development and sale of properties in Albuquerque are positive at the present time. After a period of high occupancies, the multi-family market enjoyed a building boom, which has resulted in lower occupancies and rent, on average. Although there has been a slump in the market during the last 18 months, the Registrant has been able to sell the properties it had available for sale. Management believes that for the foreseeable future commercial and industrial construction will further stabilize and the demand for single family residential construction will slow, but continue to be strong.

Competition

The Registrant's industrial parks - The Atrisco Urban Center, Volcano Business Park and Ladera Industrial Park compete with other business and industrial parks in the Albuquerque area, including some that are more established and some that are located nearer the major population centers of Albuquerque. The Registrant believes that a sale made by another party resulting in the introduction of a Coca Cola bottling plant in the Business Park and development of the business center within the Business Park will add to the quality of the Park's tenants and will attract other businesses to the Parks.

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

Employees

As of June 30, 1998, the Registrant had ten full-time and nine part-time employees. The Registrant's president, who is also a director, is a full time employee. The Registrant also had contractual relationships with six individuals, including two of the Registrant's officers and directors, who provided various services to the Company.

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

Although the compliance with federal, state, and local provisions relating to the protection of the environment, including laws regulating subdivisions and land-use planning, has had no material effect upon the capital expenditures, earnings and competitive position of the Registrant, no assurance can be given that this situation will continue. Requests relating to flood drainage, traffic flow and similar matters from the City of Albuquerque have occasionally delayed the receipt of necessary approvals and required modification of development proposals. The opening of the Double Eagle II Municipal Airport by the City of Albuquerque to the north of the Registrant's Land on Paseo del Volcan may have an impact on the use of and planning for the Registrant's land in the vicinity of the airport as will the creation of the Petroglyph National Monument, although Management believes both facilities will favorably impact the Company's lands.

At the Registrant's request, the City of Albuquerque has created Special Assessment Districts affecting the Atrisco Urban Center and the El Rancho
Atrisco areas for the financing of water, sewer, paving and other street improvements, and levied assessment liens on them. This has provided a mechanism for financing these improvements.

Approximately 3,000 acres of the Registrant's land is designated "Developing Urban" by the current Albuquerque/Bernalillo County Comprehensive Plan. According to the Plan, "Developing Urban" land is land without accepted and approved platting, but which has adequate resource capabilities for urbanization. Certain land use regulations contained in the Comprehensive Plan apply to said land which may complicate its development to its highest and best use and may increase the costs of development.

Availability of Water and Municipal Services.

The unavailability of sufficient water has often been a major inhibiting factor in the land development business in the Southwest. The extent of the Registrant's water rights has not been determined, however, the Registrant has retained the services of a water law specialist to investigate the existence of any Registrant water rights and to otherwise consult with the Registrant on matters involving availability of water. However, lack of ownership of water rights by the Registrant would not be an inhibiting factor to the developing of the Registrant's land if adequate water were to be made available through the City of Albuquerque and/or Bernalillo County and/or other water sources or by purchase by the Registrant or a developer that might purchase and develop land. For example, both Tierra West Mobile Home Park sold by the Registrant near
9-mile hill and the recreation complex leased or purchased water rights and drilled wells to meet their water needs.

Under present annexation policies of the City of Albuquerque, annexation to the City of Albuquerque of portions of the Registrant's land is a requirement by the City before it will extend water and sewer services within a reasonable period of time after annexation. However, the cost of water distribution and sewer lines would have to be borne by the developer, or by subsequent purchasers of the annexed portions. Until only recently was the Registrant able to get any assurance from the City that services of the any of the Registrant's lands by the City will occur at any reasonable time in the future. Because of doubt. the Registrant has pursued alternative methods of providing water, sewer and other services to its lands. In the past, the Registrant worked closely with Bernalillo County to secure the County's assistance in providing such services to Albuquerque's west side and to lands owned by the Registrant. The County completed a feasibility study looking toward providing those services. Subsequently the Registrant and the County entered into a program which outlines the County's providing services, but prior to the program being implemented, the City indicated that it would provide the services. Negotiations with the City are currently ongoing.

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

Other Factors Affecting Development of Registrant's Land

Various activist groups, as well as neighborhood organizations occasionally have in the past taken actions which have, to some extent, delayed the Registrant's plans for the development of some of its lands. During the 1994 fiscal year two activist groups filed appeals with the City of Albuquerque related to the Registrant's Master Plan. However, the Master Plan was upheld with only minor modifications. During 1997, an activist group protested the County's proceeding with its plans to establish utility services for the Registrant's lands, but the County Commissioners approved going forward with the project. Adjacent neighborhood associations approved the Plan and supported the Registrant's efforts to implement the Master Plan.

ITEM 2:  DESCRIPTION OF PROPERTIES

The major physical assets owned by the Registrant are its land which is owned in fee simple. The land comprises approximately 52,000 acres of undeveloped land held for long-term investment and approximately 250 acres of land remaining from those which the Registrant has developed to various stages of completion and approximately 6,400 acres located in the Registrants Westland Master Plan. The Registrant also owns the Atrisco Urban Center office building, comprising approximately 11,097 square feet, a portion of which is leased to Nations Bank and the remainder of which the Registrant uses in executive offices.. This building is not mortgaged. Approximately 4,166 square footage of the building is leased to Nations Bank at a monthly rental of $2,598. The Registrant also owns three commercial buildings that are leased to others and is a 50% owner of a self storage facility. See "Item 1. Business - Reinvestment Properties."

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

There is no limitation on the kind of securities into which the Company may exchange real estate. The Company has considered various structures through which it might enhance the value of its properties and would exchange property for partnership units or other securities issued by others for the purpose of developing the Registrant's land.

A large portion of the undeveloped land is leased for agricultural uses (see "Item 1. Business" ). The bulk of the Registrant's undeveloped land is held for long term investment.

In the opinion of the Company's Management, its property is adequately covered by insurance.

ITEM 3:  LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to the Company's business, neither the Company nor any member of management is the subject of any pending or threatened legal proceedings:

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

Information required by this item is incorporated by reference to the item in the Registrant's Annual Report to Shareholders for the year ended June 30, 1998 entitled "Market Price and Dividends on Westland's Common Equity and Related Stockholder Matters."

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is incorporated by reference to the item in the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7:  FINANCIAL STATEMENTS

The information required by this item is incorporated by reference to the Financial Statements in the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998 which is attached as an exhibit to this report.

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

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated by reference to the items in the Registrant's definitive Proxy Statement for the November 13, 1998, Annual Meeting of Shareholders entitled "Election of Directors" and "Directors and Executive Officers". All reports required by Section 16(a) of the Exchange Act to be filed during the fiscal year were filed.

ITEM 10:  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the item in the Registrant's Definitive Proxy Statement for the November 13, 1998, Annual Meeting of Shareholders entitled "Executive Compensation".

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the item in the Registrant's Definitive Proxy Statement for the November 13, 1998, Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof".

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the item in the Registrant's Definitive Proxy Statement for the November 13, 1998, Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof" and "Executive Compensation".

PART IV

ITEM 13:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-KSB

1. Financial Statements, incorporated by reference to the Registrant's Annual Report to Shareholders for each of the two years ended June 30, 1997 and 1998:

Report of Independent Certified Public Accountants
Balance Sheet
Statements of Earnings
Statement of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

2.  Exhibits:

Exhibit
(3) Articles of Incorporation and Bylaws:

(3)(I) Articles of Incorporation filed as an exhibit to the registrant's Registration Statement on Form 10-K on September 28, 1982 and incorporated herein by reference.
(3)(ii) Restated Bylaws filed as an exhibit with the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993.
(10) Material Contracts:
(10.1) Consulting Agreement with Sosimo Padilla, dated December 18, 1992, as filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.
(10.2) Consulting Agreement with Polecarpio (Lee) Anaya, dated December 18, 1992, as filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.
(10.3) Employment Agreement with Barbara Page, dated December 18, 1992, as filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.
(10.4)Lease Agreement dated April 25, 1994, between Central Avenue Partners and Walgreen Co., as filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, and incorporated herein by reference. (10.5) Assignment of Lease dated April 20, 1995, from Central Avenue Partners to the Registrant, as filed with the' registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference. (10.6) Lease Agreement dated March 14, 1995, between George Brunacini and Jeannette Brunacini and Circuit City Stores, Inc., as filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.
(10.7) Assignment of Lease dated June 28, 1995, from George Brunacini and Jeannette Brunacini to the Registrant, as filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.
(10.8) Lease Agreement dated March 19, 1996, between C.A.P. II, a New Mexico general partnership, and Walgreen Co., as filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, and incorporated herein by reference.
(10.9) Assignment of Lease dated June 21, 1996, from C.A.P. II, a New Mexico general partnership, to the Registrant, as filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, and incorporated herein by reference.

Statement regarding computation of per share earnings is incorporated by reference to Note A(8) to the Financial Statements incorporated herein by reference to Registrant's Annual Report to Shareholders for the Fiscal year ended June 30, 1998.

Annual Report to Shareholders for the Fiscal year ended June 30, 1998.

Subsidiaries of the Registrant The registrant has the following subsidiaries:
       Name                             State of Incorporation
       ----                             ----------------------
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

WESTLAND DEVELOPMENT CO., INC.


By Barbara Page
   ------------
Barbara Page, President, Principal Executive Officer, Chief Financial Officer and Director

Date:  September 25, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the registrant and in the capacities and on the dates indicated.


By David C. Armijo
   ---------------
David C. Armijo, Secretary-Treasurer  and Principal Financial Officer

Date:  September 25, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of the registrant and in capacities and on the dates indicated.



By David C. Armijo
   ---------------
David C. Armijo, Director

Date: September  25, 1998



By Polecarpio (Lee) Anaya
   ----------------------
Polecarpio (Lee) Anaya, Director

Date:  September  25, 1998


By Sosimo S. Padilla
   -----------------
Sosimo S. Padilla, Chairman of the Board of Directors

 Date:  September 25, 1998


By Josie G. Castillo
   -----------------
Josie G. Castillo, Director

Date:  September 25, 1998


By Carmel T. Chavez
   ----------------
Carmel T. Chavez, Director

Date:  September  25, 1998


By Joe S. Chavez
   -------------
Joe S. Chavez, Director

Date:  September 25, 1998


By Charles V. Pena
   ---------------
Charles V. Pena, Director

Date:  September 25, 1998


By Carlos Saavedra
   ---------------
Carlos Saavedra, Director

Date:  September 25, 1998


By Barbara Page
   ------------
Barbara Page, Director

Date:  September 25, 1998