Form 10QSB
period 1998-09-30
WESTLAND DEVELOPMENT CO INC
filed 1998-11-06
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 30, 1998

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of November 6, 1998:

     No Par Value Common:                    716,608
     Class A $1.00 Par Value Common:            NONE
     Class B $1.00 Par Value Common:          86,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                               September 30, 1998

    ASSETS
Cash and cash equivalents ........................                  $  1,707,231
Receivables:
   Real estate contracts .........................   $     57,546
        Less related deferred profit .............         29,088
                                                     ------------
                                                           28,458
   Note receivable - related party ...............         64,360
   Other receivables .............................         67,764        160,582
                                                     ------------
Land and improvements held for
   future development ............................                     6,328,842
Income producing properties, net .................                     7,016,520
Property and equipment, net of accumulated
   depreciation of $457,299 ......................                       373,808
Investment in Partnerships and joint ventures ....                       237,716
Other ............................................                       117,616
                                                                    ------------

                                                                    $ 15,942,315
                                                                    ============
    LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $    337,525
Deferred income taxes ............................                     4,527,000
Notes, bonds, mortgages and assessments payable ..                     5,907,336
                                                                    ------------
                 Total liabilities ...............                    10,771,861

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      716,608 shares .............................          8,500
   Class A common stock - $1.00 par
      value; authorized, 736,668
      shares; issued, none .......................           --
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      86,100 shares ..............................         86,100
   Additional paid-in capital ....................        581,527
   Retained earnings .............................      4,494,327      5,170,454
                                                     ------------   ------------

                                                                    $ 15,942,315
                                                                    ============

                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                        For the 3 months ended
                                                             September 30,
                                                        1998             1997
                                                     -----------     -----------
Revenues
   Land ......................................       $ 303,405        $ 800,552
   Deferred profit recognized
     on installment sales ....................           1,218            3,871
   Rentals ...................................         183,310          175,696
                                                     ---------        ---------
                                                       487,933          980,119
Costs and expenses
   Cost of land revenues .....................         171,928           29,172
   Cost of rentals ...........................          45,976           55,119
   General and administrative ................         524,676          666,429
                                                     ---------        ---------
                                                       742,580          750,720
                                                     ---------        ---------

      (Loss)income from operations ...........        (254,647)         229,399

Other (income) expense
   Interest income ...........................         (28,779)         (27,753)
   Other income ..............................          (2,156)          (1,566)
   Interest expense ..........................         165,366          165,326
                                                     ---------        ---------
                                                       134,431          136,007
                                                     ---------        ---------

      (Loss)earnings before income taxes......        (389,078)          93,392

Income tax (benefit)expense ..................        (156,000)          36,800
                                                     ---------        ---------

      NET (LOSS)EARNINGS .....................       $(233,078)       $  56,592
                                                     =========        =========
Weighted average common and
   common equivalent shares
   outstanding ...............................         802,708          802,708
                                                     =========        =========
Net earnings (loss) per common and
   common equivalent share ...................       $    (.29)       $     .07
                                                     =========        =========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                   For the three months ended
                                                          September 30,
                                                      1998            1997
                                                 -------------    -------------
Cash flows from operating activities

 Cash received from land sales
   and collections on real
   estate contracts receivable .................   $    247,680    $    870,349
 Development and closing costs paid
   on land sales ...............................       (105,075)        (90,813)
 Cash received from rental operations ..........        216,125         170,017
 Cash paid for rental operations ...............         (1,785)         (1,709)
 Cash (paid) received for property taxes .......        (31,384)           (485)
 Interest received .............................         28,255          28,515
 Interest paid .................................       (165,023)       (202,087)
 Income taxes paid .............................       (146,999)           --
 General and administrative costs paid .........       (437,536)       (425,169)
 Other .........................................          1,276           1,529
                                                   ------------    ------------
  Net cash (used) provided by
   operating activities ........................       (394,466)        350,147
                                                   ------------    ------------

Cash flows from investing activities

 Capital expenditures for income
   producing and other properties ..............        (16,245)         (1,959)
                                                   ------------    ------------
  Net cash used in investing activities ........        (16,245)         (1,959)
                                                   ------------    ------------
Cash flows from financing activities
 Borrowing on notes, mortgages and
   assessments payable .........................           --           162,063
 Repayments of bonds, mortgages,
   notes and assessments payable ...............       (289,243)       (387,457)
 Payment of dividends ..........................       (802,708)       (602,031)
                                                   ------------    ------------
  Net cash used in
    financing activities .......................     (1,091,951)       (827,425)
                                                   ------------    ------------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS .........................     (1,502,662)       (479,237)

Cash and cash equivalents at
  beginning of period ..........................      3,209,893       2,331,150
                                                   ------------    ------------
Cash and cash equivalents at
  end of period ................................   $  1,707,231    $  1,851,913
                                                   ============    ============

Reconciliation of net earnings
 (loss) to net cash used in
 operating activities

Net (loss) earnings ............................   $  (233,078)    $     56,592

Adjustments to reconcile net
 earnings (loss) to net cash provided
   (used) in operating activities
     Depreciation ..............................         56,484          67,959
     Profit recognized on prior
       years' installment sales ................         (1,218)         (3,871)

Change in
     Rents receivable, accrued interest,
       property tax and other assets ...........        (22,444)         26,968
     Real estate contracts .....................          2,228         (18,992)
     Land and improvements held for
       future development and income
       producing properties ....................        128,631         (65,122)
     Other assets ..............................        (35,320)         82,995
     Accounts and retainages payable,
       accrued interest and other
        liabilities ............................       (289,749)        203,618
                                                   ------------    ------------

Net cash (used in) provided by
  operating activities .........................   $   (394,466)   $    350,147
                                                   ============    ============


                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                               September 30, 1998

     1. The balance sheet at September 30, 1998, statements of cash flows and statements of operations for the three months ended September 30, 1998 and September 30, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 1998. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of operating results for the full year.

     2. The computation of net earnings (loss) per common and common equivalent share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration (referred to as equivalents), which for the three month periods ended September 30, 1998 and September 30, 1997 were 802,708.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the three months ended September 30, 1998, the Company's cash and cash equivalents decreased by $ 1,502,662. During this period, operations used $394,466, the Company invested $16,245 in fixed and other assets, retired $289,243 of debt and paid dividends in the amount of $802,708.

     During the first quarter of the current fiscal year, the Company had revenues of $487,933 compared to $980,119 during the same period in the prior fiscal year. Land revenues decreased significantly primarily due to the sale in 1998 of a single parcel for approximately $670,000. Operating expenses during the three months ended September 30, 1998, were $742,580 compared to $750,720 during the comparable period in 1997.

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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: November 6, 1997           By:    Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer