Form 10KSB/A
period 1998-06-30
WESTLAND DEVELOPMENT CO INC
filed 1998-12-04
CIK 106423

Westland Development Co., Inc.
401 Coors Blvd., N.W.
Albuquerque, New Mexico 87121
Telephone: 505-831-9600
Fax: 505-831-4865

United States Securities and Exchange Commission
Washington, D.C.

By Edgar Transmission

Re: Westland Development Co., Inc., Commission File No. 7775, amendment to Annual Report to Shareholders as incorporated into the referenced corporation's Form 10-KSB for the fiscal year ended June 30, 1998.

Ladies and Gentlemen:

Enclosed for filing on behalf of the above referenced registrant is an amendment to the financial statements included in its Annual Report to shareholders which was incorporated by reference into its Form 10-KSB for the fiscal year ended June 30, 1998, and filed as Exhibit 13 to that Form at the time of filing.

This amendment is made to add a footnote to the financial statements that discusses the purchase by the registrant of a piece of property from sellers that included the registrant's president and her sister.

This additional information will be furnished to each shareholder who previously was furnished a copy of the registrant's Annual Report to Shareholders.

If  you  have  any  question  regarding  this  amendment,   please  call  me  at
505-831-9600.

Thad H. Turk, Counsel


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10K-SB/A

ITEM 7: FINANCIAL STATEMENTS

The financial statements were included in the registrant's Annual Report to Shareholders and incorporated by reference into this item of the registrant's Form 10KSB for the year ended June 30, 1998. Those financial statements are being amended by this filing to include the following adition to note M.


ADDITION TO NOTE M - RELATED PARTY TRANSACTIONS

During the year ended June 30, 1998, the Company acquired land from an ownership group which included a member of the Board of Directors and a member of the Director's immediate family. Under the sales agreement, the Board member received approximately $81,000 and the family member received approximately $49,000.


EXHIBIT 13: Annual Report to Shareholders


                            FINANCIAL STATEMENTS AND
                             REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                         WESTLAND DEVELOPMENT CO., INC.

                             June 30, 1998 and 1997



               Report of Independent Certified Public Accountants


Stockholders
Westland Development Co., Inc.

We have audited the accompanying balance sheet of Westland Development Co., Inc., as of June 30, 1998, and the related statements of earnings, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westland Development Co., Inc., as of June 30, 1998, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

Oklahoma City, Oklahoma
August 28, 1998



                         Westland Development Co., Inc.

                                 BALANCE SHEET

                                 June 30, 1998


                          ASSETS

Cash and cash equivalents ..........................                 $ 3,209,893

Receivables
   Real estate contracts (note B) ..................   $    59,774
      Less related deferred profit .................        30,306
                                                       -----------
                                                            29,468
   Note receivable - related party (note M) ........        65,601
   Other receivables ...............................        44,080       139,149
                                                       -----------
Land and improvements held for future development
   (notes C and E) .................................                   6,457,473

Income-producing properties, net (notes D and E) ...                   7,058,640

Property and equipment, net of accumulated
   depreciation of $447,768 (note E) ...............                     379,685

Investments in partnerships and joint ventures .....                     229,908

Other assets .......................................                      82,345
                                                                     -----------

                                                                     $17,557,093
                                                                     ===========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses,
   and other liabilities ...........................                 $   627,274
Deferred income taxes (note F) .....................                   4,527,000
Notes, mortgages, and assessments payable
   (note E) ........................................                   6,196,579
                                                                     -----------

               Total liabilities ...................                  11,350,853

Commitments and contingencies (notes E, K, and L) ..                        --

Stockholders' equity (note G)
   Common stock - no par value; authorized,
      736,668 shares; issued and outstanding,
      716,608 shares ...............................   $     8,500
   Class A common stock - $1 par value; authorized,
      736,668 shares; issued, none .................          --
   Class B common stock - $1 par value; authorized,
      491,112 shares; issued and outstanding,
      86,100 shares ................................        86,100
   Additional paid-in capital ......................       581,527
   Retained earnings ...............................     5,530,113     6,206,240
                                                       -----------   -----------

                                                                     $17,557,093
                                                                     ===========

        The accompanying notes are an integral part of these statements.


                         Westland Development Co., Inc.

                             STATEMENTS OF EARNINGS

                              Year ended June 30,


                                                         1998           1997
                                                     -----------    -----------

Revenues
   Land ..........................................   $ 4,630,523    $ 3,613,620
   Deferred profit recognized on installment sales        20,701         45,560
   Rentals .......................................       697,385        621,171
                                                     -----------    -----------
                                                       5,348,609      4,280,351

Costs and expenses
   Cost of land revenues .........................       449,791        385,553
   Cost of rentals ...............................       169,907        170,589
   Other general, administrative, and operating ..     2,101,493      1,775,739
   Legal .........................................         4,902         11,384
                                                     -----------    -----------
                                                       2,726,093      2,343,265
                                                     -----------    -----------

               Operating income ..................     2,622,516      1,937,086

Other (income) expense
   Interest income ...............................       (99,672)       (71,415)
   Gain on sale of property and equipment ........          (779)        (1,752)
   Other, net ....................................        11,451         36,774
   Interest expense ..............................       631,356        572,508
                                                     -----------    -----------
                                                         542,356        536,115
                                                     -----------    -----------

               Earnings before income taxes ......     2,080,160      1,400,971

Income tax expense (note F) ......................       826,000        605,690
                                                     -----------    -----------

               NET EARNINGS ......................   $ 1,254,160    $   795,281
                                                     ===========    ===========

Weighted average common shares outstanding .......       807,755        802,184
                                                     ===========    ===========

Earnings per common share ........................   $      1.55    $       .99
                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.


                         Westland Development Co., Inc.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                       Years ended June 30, 1998 and 1997

                                                    Class A             Class B
                              Common stock        Common stock        Common stock       Additional
                              no par value        $1 par value        $1 par value        paid-in     Retained
                            -----------------   -----------------   ------------------
                            Shares     Amount    Shares   Amount     Shares    Amount     capital     earnings         Total
                            -------   -------   -------   -------   -------   --------   ---------   -----------    -----------
Balances at July 1, 1996    716,608   $ 8,500      --     $  --      78,600   $ 78,600   $ 547,702   $ 4,562,828    $ 5,197,630

Net earnings ............      --        --        --        --        --         --          --         795,281        795,281

Options exercised .......      --        --        --        --       7,500      7,500      33,825          --           41,325

Cash dividends paid -
   $.60 per share .......      --        --        --        --        --         --          --        (480,125)      (480,125)

Cash dividends declared
   - $.75 per share .....      --        --        --        --        --         --          --        (602,031)      (602,031)
                            -------   -------   -------   -------   -------   --------   ---------   -----------    -----------

Balances at June 30, 1997   716,608     8,500      --        --      86,100     86,100     581,527     4,275,953      4,952,080

Net earnings ............      --        --        --        --        --         --          --       1,254,160      1,254,160
                            -------   -------   -------   -------   -------   --------   ---------   -----------    -----------

Balances at June 30, 1998   716,608   $ 8,500      --     $  --      86,100   $ 86,100   $ 581,527   $ 5,530,113    $ 6,206,240
                            =======   =======   =======   =======   =======   ========   =========   ===========    ===========

        The accompanying notes are an integral part of these statements.


                         Westland Development Co., Inc.

                            STATEMENTS OF CASH FLOWS

                              Year ended June 30,


                                                        1998           1997
                                                     -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
   Cash received from land sales and collections
      on real estate contracts receivable ........   $ 4,647,316    $ 3,873,634
   Development and closing costs paid ............      (874,634)    (1,226,110)
   Cash received from rental operations ..........       732,254        533,289
   Cash paid for rental operations ...............          (816)       (87,509)
   Cash paid for property taxes ..................       (58,150)       (96,349)
   Interest received .............................       100,866         71,369
   Interest paid .................................      (667,609)      (597,443)
   Income taxes (paid) refunded, net .............        18,274       (262,000)
   Legal and other general and administrative
      costs paid .................................    (1,536,439)    (1,699,509)
   Other .........................................        21,839          1,512
                                                     -----------    -----------
              Net cash provided by
                 operating activities ............     2,382,901        510,884

Cash flows from investing activities
   Capital expenditures ..........................       (60,958)      (938,403)
   (Investments in) distributions from
      partnerships and joint ventures ............         8,588        (18,680)
   Proceeds from sale of assets ..................         3,150          2,173
   Proceeds from sinking fund ....................          --          410,024
   Proceeds from note receivable - related party .         2,402          2,173
                                                     -----------    -----------
              Net cash used in
                 investing activities ............       (46,818)      (542,713)

Cash flows from financing activities
        Borrowings on notes, mortgages,
           and assessments payable ...............       132,063      2,538,056
        Repayments of notes, mortgages,
           and assessments payable ...............      (987,372)    (1,920,035)
        Stock options exercised ..................          --           41,325
        Payment of dividends .....................      (602,031)      (480,125)
                                                     -----------    -----------
              Net cash provided by (used in)
                 financing activities ............    (1,457,340)       179,221
                                                     -----------    -----------
              NET INCREASE IN CASH AND
                 CASH EQUIVALENTS ................       878,743        147,392

Cash and cash equivalents at beginning of year ...     2,331,150      2,183,758
                                                     -----------    -----------

Cash and cash equivalents at end of year .........   $ 3,209,893    $ 2,331,150
                                                     ===========    ===========


Reconciliation of Net Earnings to Net Cash Provided by Operating Activities

Net earnings .....................................   $ 1,254,160    $   795,281
Adjustments to reconcile net earnings to
   net cash provided by
   operating activities
      Depreciation ...............................       221,879        215,433
      Loss on partnerships and joint ventures ....        33,289         36,534
      Gain on sale of property and equipment .....          (779)        (1,752)
      Collections on real estate
         contracts receivable ....................         9,259        294,627
      Profit recognized on installment sales .....       (20,701)       (45,560)
      Deferred income taxes ......................       517,000        777,000
      Change in
          Income taxes recoverable/payable .......       327,274       (433,310)
          Other receivables ......................       105,163        (98,693)
          Land and improvements held
             for future development ..............      (424,843)      (840,557)
          Other assets ...........................       130,632        (67,191)
          Accounts payable, accrued expenses,
             and other liabilities ...............       266,821        (95,993)
          Accrued interest payable ...............       (36,253)       (24,935)
                                                     -----------    -----------
              Net cash provided by
                 operating activities ............   $ 2,382,901    $   510,884
                                                     ===========    ===========

Noncash investing and financing activities:
-------------------------------------------

At June 30, 1997, declared but unpaid dividends totaled $602,031.

       The accompanying notes are an integral part of these statements.


                         Westland Development Co., Inc.

                         NOTES TO FINANCIAL STATEMENTS

                             June 30, 1998 and 1997


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

      Value of no par common stock as stated
         in the Articles of Incorporation               $   8,500
      Additional paid-in capital                          224,082
                                                        ---------
                                                        $ 232,582
                                                        =========

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

   2.   Nature of Operations
        --------------------

   The Company develops, sells, or leases its land holdings, all of which are located near Albuquerque, New Mexico. The Company may use joint ventures or participation in limited partnerships to accomplish these activities. Revenue sources for the years ended June 30, 1998 and 1997 consist primarily of proceeds from land sales and rentals from developed properties, such as single-tenant retail stores and office space. Land sales are primarily to commercial developers and others in the Albuquerque area and certain governmental agencies, and the terms of sale include both cash and internal financing by the Company. Such sales are collateralized by the land. The Company has relied primarily upon cash land sales over the past several years due to the collection risk associated with real estate contracts.

   3.   Cash and Cash Equivalents
        -------------------------

   Cash and cash equivalents are considered to include highly liquid investments with maturities of three months or less and money market funds. At June 30, 1998, United States Treasury Bills of approximately $2,248,000 are included in cash and cash equivalents.

   The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits and in certain other funds which are not federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

   8.   Earnings Per Common Share
        -------------------------

   Earnings per common share are based upon the weighted average number of common shares outstanding during the year, including the number of no par value common shares which may be issued in connection with eliminating fractional shares (which resulted from the determination made by the Court in the heirship case) and the number of no par value common shares for which the Court ruled that no incorporator or heirs existed. The Company has no potential common stock items.

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

   Real estate contracts receivable are summarized as follows at June 30, 1998:

        Contracts, due in varying monthly installments, with
        interest rates ranging from 10% to 12%;
        collateralized by land                                   $  59,774
                                                                 =========

   Principal collections due on the real estate contracts receivable for the years ending June 30 are as follows:

                    1999                        $  35,774
                    2000                            4,393
                    2001                            4,829
                    2002                            5,308
                    2003                            9,470
                                                ---------
                                                $  59,774
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

   Land and improvements consist of the following at June 30, 1998:

      Land                                        $1,060,226
      Improvements                                 5,397,247
                                                  ----------

                                                  $6,457,473
                                                  ==========

NOTE D - INCOME-PRODUCING PROPERTIES

   Income-producing properties consist of three single-tenant retail store buildings and one-half of the Company's office building and are summarized as follows at June 30, 1998:

       Buildings and equipment                         $5,082,882
          Less accumulated depreciation                   523,275
                                                       ----------
                                                        4,559,607
       Land                                             2,499,033
                                                       ----------

                                                       $7,058,640
                                                       ==========

   The Company's rentals from income-producing properties are principally obtained from tenants through rental payments as provided for under noncancelable operating leases. The lease terms range from one to twenty years and typically provide for guaranteed minimum rent, percentage rent, and other charges to cover certain operating costs.

   Minimum future rentals from income-producing properties on noncancelable tenant operating leases as of June 30, 1998 are as follows:

             Year ending June 30
                1999                      $   757,190
                2000                          670,740
                2001                          664,353
                2002                          665,669
                2003                          669,379
                Thereafter                  7,247,183
                                          -----------

                                          $10,674,514
                                          ===========

NOTE E - NOTES, MORTGAGES, AND ASSESSMENTS PAYABLE

   Notes, mortgages, and assessments payable are summarized as follows at June 30, 1998:

        Promissory  note,  due in  monthly  installments  of
        $17,970  through  May 2015,  including  interest  at
        9.37%; collateralized by income-producing properties        $1,826,831

        Note payable,  due in monthly installments of $6,893
        through September 2015, including interest at 8.75%;
        collateralized   by   income-producing    properties           733,676

        Note  payable  to  bank;  due on  demand,  but if no
        demand  is  made,  then on  August  29,  1998,  with
        interest at 9.5%;  collateralized  primarily by real
        estate                                                         506,484

        Note payable to bank; due in monthly installments of
        $6,701  with any unpaid  amounts  due May 14,  1999,
        interest at 9.5%;  collateralized  primarily by real
        estate                                                         326,657

        Mortgage  note,  due  in  monthly   installments  of
        $24,682,  including  interest at 8.52%, due November
        1,   2016;    collateralized   by   income-producing
        properties                                                   2,748,443

        Other notes, mortgages, and assessments payable                 54,488
                                                                    ----------

                                                                    $6,196,579
                                                                    ==========

   The Company maintains a line of credit with a bank due in June 1999 which provides a maximum of $2,000,000 at the bank's prime rate of interest, payable quarterly, and is collateralized by specific tracts of land. At June 30, 1998, no amounts were outstanding on this line of credit.

   Also, at June 30, 1998, the Company had approximately $19,000 of outstanding letters of credit to the City of Albuquerque in connection with subdivision improvements done for the Company.

   Aggregate  required  principal   payments  of  the  notes,   mortgages,   and
   assessments payable as of June 30, 1998 are as follows:

             Year ending June 30
                1999                                    $   994,693
                2000                                        157,212
                2001                                        160,767
                2002                                        172,391
                2003                                        185,340
                Thereafter                                4,526,176
                                                        -----------

                                                        $ 6,196,579
                                                        ===========
NOTE F - INCOME TAXES

   An analysis of the deferred income tax assets and liabilities as of June 30, 1998 is as follows:

Deferred tax assets
   Contribution carryforwards ..............................        $    89,004
   Property, equipment, and land ...........................            291,555
   Investments .............................................             35,888
   Other ...................................................            100,913
   Valuation allowance .....................................            (89,000)
                                                                    -----------
                                                                        428,360

Deferred tax liabilities
   Deferred tax gain on involuntary
      conversion of land ...................................          4,955,360
                                                                    -----------
                Net deferred tax liability .................        $ 4,527,000
                                                                    ===========

   Income tax expense (benefit) consists of the following:

                                                      Year ended June 30,
                                                  1998                  1997
                                                ---------             ---------

      Current
         Federal ...................            $ 289,242             $(156,043)
         State .....................               19,758               (15,267)
                                                ---------             ---------
                                                  309,000              (171,310)

      Deferred
         Federal ...................              439,000               660,450
         State .....................               78,000               116,550
                                                ---------             ---------
                                                  517,000               777,000
                                                ---------             ---------

                                                $ 826,000             $ 605,690
                                                =========             =========

   The income tax provision is reconciled to the tax computed at statutory rates as follows:

                                                             June 30,
                                                       1998            1997

      Tax expense at statutory rates .............     $ 707,000      $ 476,330
      State income taxes at statutory rates ......        97,000         84,058
      Change in valuation allowance ..............      (151,000)        19,382
      Nondeductible expenses .....................        23,000         36,904
      Expiration of contribution carryforwards ...       104,000           --
      Other ......................................        46,000        (10,984)
                                                       ---------      ---------

         Total expense ...........................     $ 826,000      $ 605,690
                                                       =========      =========

   A valuation allowance of approximately $89,000 has been recognized at June 30, 1998 based on estimates of tax assets which are not likely to be realized in the future. Significant changes in assumptions concerning future taxable income and deductions may cause changes in the valuation allowance.

NOTE G - COMMON STOCK

   Under its Articles of Incorporation, the Company is authorized to issue 1,964,448 shares of common stock classified as follows:

   (a)736,668 shares of no par value common stock to represent $8,500 estimated value of land held by the Town of Atrisco;

   (b)736,668 shares to be sold for $1.45 a share, designated as Class A, $1 par value common stock. Class A stock is to be sold only to the stockholders of record as of the date of incorporation as follows:

          At the first sale of such stock, each stockholder shall have the right to purchase up to the number of shares obtained by dividing the total number of stockholders of record on the date of incorporation into 736,668 shares.

          Any stock remaining unpurchased shall be offered for sale at subsequent sales, and only subsequent sale, each one being entitled to purchase up to the number of shares obtained by stockholders who purchased stock at a preceding sale shall have the right to purchase stock at a dividing the total number of stockholders of record who purchased at the preceding sale into the total number of unpurchased shares remaining after the preceding sale.

   (c)491,112 shares to be sold for a price to be determined by the Board of Directors, designated as Class B, $1 par value common stock. Those acquiring no par value common stock and Class A, $1 par value common stock have no preemptive rights to purchase Class B, $1 par value common st ock.

   The following summarizes, at June 30, 1998, the number of shares of common stock which, upon judicial determination, can be distributed (no par) or offered for sale (Class A) to stockholders of record as of the date of incorporation:

                                                                  Price
                                                 Number     -------------------
                                                  of         Per
                                                 shares     share       Total
                                               ----------   ------   ----------

      Shares issuable
         No par value common ........               5,047   $  --    $     --
         Class A, $1 par value common             736,668     1.45    1,068,169
                                               ----------   ------   ----------

                                                  741,715      --    $1,068,169
                                               ==========   ======   ==========

   There is no established market value for the Company's common stock. At June 30, 1998, 716,608 shares of the Company's no par value common stock were issued and outstanding. Of the 5,047 shares of no par value common stock issuable, 1,872 shares may be issued in connection with eliminating fractional shares which resulted from the determinations made by the Court in the heirship case and 3,175 shares represent shares for which the Court in the heirship case ruled that no incorporator or heirs existed. The Company also has reacquired and canceled 15,013 shares of no par value common stock which have been constructively retired. These shares have not been formally retired and, as such, may be issuable to stockholders of record as of the date of incorporation.

   The Company had a stock option plan for certain directors and employees which was terminated in 1987. Options under this plan for 7,500 shares of Class B common stock were exercised during 1997 and all remaining unexercised options expired in December 1996.

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

   Financial information for each industry segment is summarized as follows:

                                                        General
                             Land         Rentals      corporate        Total
                          -----------   -----------   ------------   -----------
   1998
   Revenues ...........   $ 4,651,224   $   697,385   $      --      $ 5,348,609
   Operating income
      (expense) .......     3,547,773       433,945    (1,359,202)     2,622,516
   Identifiable assets      6,552,542     7,277,962     3,726,589     17,557,093
   Capital expenditures          --             972        59,986         60,958
   Depreciation .......          --         169,091        52,788        221,879

   1997
   Revenues ...........   $ 3,659,180   $   621,171   $      --      $ 4,280,351
   Operating income
      (expense) .......     2,697,194       355,852    (1,115,960)     1,937,086
   Identifiable assets      6,151,103     7,555,231     3,134,098     16,840,432
   Capital expenditures          --         907,158        31,245        938,403
   Depreciation .......          --         163,369        52,064        215,433

   General corporate assets consist primarily of cash, furniture, equipment, and one-half of an office building, of which the remaining one-half is included in income-producing properties.

NOTE I - BENEFIT PLANS

   The Company has certain defined benefit employee retirement plans that provide for employee and employer contributions. The Company's contribution expense for these plans was $89,000 and $74,000 for 1998 and 1997, respectively.

NOTE J - SALES TO MAJOR CUSTOMERS

   Sales to major customers are summarized as follows:

      During the year ended June 30, 1998, sales to two customers individually accounted for 28% and 13% of total revenues.

      During the year ended June 30, 1997, sales to two customers individually accounted for 47% and 21% of total revenues.

NOTE K - SALE OF LAND FOR NATIONAL PARK

   On June 28, 1990, the Petroglyph National Monument (National Monument) was established by an act of the United States Congress (Congress). Under the bill passed by Congress, the National Park Service is authorized to acquire acreage within the National Monument using funds specifically app ropriated by Congress each year. In 1998, approximately 85 acres were transferred to the National Park Service for cash of $1,500,000. The Company's remaining land within the National Monument boundary of approximately 362 acres is expected to be sold in a series of transactions over the next several years.

NOTE L - LITIGATION

   The Company is engaged in various lawsuits either as plaintiff or defendant which have arisen in the conduct of its business which, in the opinion of management, based upon advice of counsel, would not have a material effect on the Company's financial position.

NOTE M - RELATED PARTY TRANSACTIONS

   The Company purchases its directors' and officers' liability insurance through a corporation controlled by a member of the Board of Directors. Total premiums for these policies paid in 1998 and 1997 were $50,000 each year.

   The note receivable - related party is from a joint venture partner, is payable in monthly installments of $758 including interest at 10%, and is collateralized by developed property. The note matures April 2006.

   During the year ended June 30, 1998, the Company acquired land from an ownership group which included a member of the Board of Directors and a member of the Director's immediate family. Under the sales agreement, the Board member received approximately $81,000 and the family member received approximately $49,000.

NOTE N - FINANCIAL INSTRUMENTS

   The following table includes various estimated fair value information as required by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments. Such information, which pertains to the Company's financial instruments, is based on the r equirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table are the amounts at which the financial instruments are reported in the financial statements.

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

   The carrying amounts and estimated fair values of the Company's financial instruments at June 30, 1998 are as follows:

          Carrying       Estimated
           amount         fair value

      Financial assets
         Cash and cash equivalents ...........       $3,209,893       $3,209,893
         Real estate contracts receivable
            (not practicable to estimate
            fair value) ......................           29,468             --
         Other notes receivable ..............           65,601           65,601
      Financial liabilities
         Notes, mortgages, and assessments
            payable ..........................        6,196,579        6,642,000

NOTE O - SUBSEQUENT EVENT

   On July 31, 1998, the Company declared a dividend of $1 per share for stockholders of record as of August 10, 1998. The dividend is payable on September 1, 1998.