Form 10QSB/A
period 1998-09-30
WESTLAND DEVELOPMENT CO INC
filed 1999-01-08
CIK 106423

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
                                                                    ------------

                                                                    $ 15,942,315
                                                                    ============
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

     Presently, management has not completed its assessment of Year 2000 issues. The total cost of compliance in both information and non-information technology systems is expected to be less than $30,000. Since a substantial portion of this cost is third party hardware and software, the effect on net earnings will be less than the total. Completion of changes in internal systems is expected to occur in the first quarter of calendar 1999. Determination of level of risk in the Company's material relationships with third parties is incomplete, but is expected to be finished by fiscal year end, and is considered negligible. Therefore, contingency plans have not been formulated at this time.


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