Form 10QSB
period 1998-12-31
WESTLAND DEVELOPMENT CO INC
filed 1999-02-05
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended December 31, 1998

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of February 8, 1999:

     No Par Value Common:                    716,608
     Class A $1.00 Par Value Common:            NONE
     Class B $1.00 Par Value Common:          86,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                               December 31, 1998

    ASSETS
Cash and cash equivalents ........................                  $  4,083,705
Receivables:
   Real estate contracts .........................   $     26,307
        Less related deferred profit .............            322
                                                     ------------
                                                           25,985
   Note receivable - related party ...............         62,783
   Other receivables .............................         36,035        124,803
                                                     ------------
Land and improvements held for
   future development ............................                     6,602,797
Income producing properties, net .................                     6,974,400
Property and equipment, net of accumulated
   depreciation of $472,169 ......................                       392,169
Investment in Partnerships and joint ventures ....                       235,722
Other ............................................                       125,655
                                                                    ------------

                                                                    $ 18,539,251
                                                                    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $    315,193
Deferred income taxes ............................                     5,561,000
Notes, bonds, mortgages and assessments payable ..                     5,967,033
                                                                    ------------
                 Total liabilities ...............                    11,843,226

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      716,608 shares .............................          8,500
   Class A common stock - $1.00 par
      value; authorized, 736,668
      shares; issued, none .......................           --
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      86,100 shares ..............................         86,100
   Additional paid-in capital ....................        581,527
   Retained earnings .............................      6,019,898      6,696,025
                                                     ------------   ------------

                                                                    $ 18,539,251
                                                                    ============

                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   For the three months ended
                                                          December 31,
                                                     1998              1997
                                                  -----------       -----------
Revenues
   Land ....................................      $ 3,103,827       $   855,939
   Deferred profit recognized
     on installment sales ..................           28,766             3,341
   Rentals .................................          174,985           172,896
                                                  -----------       -----------
                                                    3,307,578         1,032,176
Costs and expenses
   Cost of land revenues ...................          150,015           148,376
   Cost of rentals .........................           47,654            54,356
   General and administrative ..............          462,295           495,661
                                                  -----------       -----------
                                                      659,964           698,393
                                                  -----------       -----------

      Income from operations ...............        2,647,614           333,783

Other (income) expense
   Interest income .........................          (25,740)          (24,274)
   Gain on sale of property and
     equipment .............................             --              (1,000)
   Other income ............................           (4,406)           18,821
   Interest expense ........................          135,189           156,564
                                                  -----------       -----------
                                                      105,043           150,111
                                                  -----------       -----------

      Earnings before income taxes .........        2,542,571           183,672

Income tax expense .........................        1,017,000            74,200
                                                  -----------       -----------

      NET EARNINGS .........................      $ 1,525,571       $   109,472
                                                  ===========       ===========
Weighted average common and
   common equivalent shares
   outstanding .............................          802,708           802,708
                                                  ===========       ===========
Net earnings per common and
   common equivalent share .................      $      1.90       $       .14
                                                  ===========       ===========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                    For the six months ended
                                                         December 31,
                                                     1998              1997
                                                  -----------       -----------
Revenues
   Land ....................................      $ 3,407,232       $ 1,656,490
   Deferred profit recognized
     on installment sales ..................           29,984             7,212
   Rentals .................................          358,295           348,593
                                                  -----------       -----------
                                                    3,795,511         2,012,295
Costs and expenses
   Cost of land revenues ...................          321,943           177,548
   Cost of rentals .........................           93,630           109,475
   General and administrative ..............          986,971         1,161,925
                                                  -----------       -----------
                                                    1,402,544         1,448,948
                                                  -----------       -----------

      Income from operations ...............        2,392,967           563,347

Other (income) expense
   Interest income .........................          (54,520)          (52,027)
   Gain on sale of property and
     equipment .............................             --              (1,000)
   Other income ............................           (6,561)           17,255
   Interest expense ........................          300,555           322,055
                                                  -----------       -----------
                                                      239,474           286,283
                                                  -----------       -----------

      Earnings before income taxes .........        2,153,493           277,064

Income tax expense .........................          861,000           111,000
                                                  -----------       -----------

      NET EARNINGS .........................      $ 1,292,493       $   166,064
                                                  ===========       ===========
Weighted average common and
   common equivalent shares
   outstanding .............................          802,708           802,708
                                                  ===========       ===========
Net earnings per common and
   common equivalent share .................      $      1.61       $       .21
                                                  ===========       ===========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                     For the six months ended
                                                           December 31,
                                                       1998            1997
                                                    -----------     -----------
Cash flows from operating activities

 Cash received from land sales
   and collections on real
   estate contracts receivable .................    $ 3,462,469     $ 1,757,427
 Development and closing costs paid
   on land sales ...............................       (507,964)       (231,834)
 Cash received from rental operations ..........        365,434         353,831
 Cash paid for rental operations ...............         (5,642)         (3,267)
 Cash paid for property taxes ..................        (76,592)        (20,614)
 Interest received .............................         54,531          51,579
 Interest paid .................................       (294,283)       (358,259)
 Income taxes paid .............................       (147,000)        (80,000)
 General and administrative costs paid .........       (904,663)       (969,688)
 Other .........................................          3,752         (19,427)
                                                    -----------     -----------
  Net cash provided by
   operating activities ........................      1,950,042         479,748
                                                    -----------     -----------

Cash flows from investing activities

 Capital expenditures for income
   producing and other properties ..............        (43,789)        (40,714)
 Proceeds from sale of assets ..................           --             1,000
 Cash distributions from (investment in)
   partnerships, net ...........................           (187)          7,911
                                                    -----------     -----------
  Net cash used in investing activities ........        (43,976)        (31,803)
                                                    -----------     -----------
Cash flows from financing activities
 Borrowing on notes, mortgages and
   assessments payable .........................        800,000         692,064
 Repayments of bonds, mortgages,
   notes and assessments payable ...............     (1,029,546)       (489,430)
 Payment of dividends ..........................       (802,708)       (602,031)
                                                    -----------     -----------
  Net cash used in
    financing activities .......................     (1,032,254)       (399,397)
                                                    -----------     -----------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS .........................        873,812          48,548

Cash and cash equivalents at
  beginning of period ..........................      3,209,893       2,331,150
                                                    -----------     -----------
Cash and cash equivalents at
  end of period ................................    $ 4,083,705     $ 2,379,698
                                                    ===========     ===========

Reconciliation of net earnings
 to net cash used in
 operating activities

Net earnings ...................................    $ 1,292,493     $   166,064

Adjustments to reconcile net
 earnings to net cash provided
   by operating activities
     Depreciation ..............................        113,474         135,605
     Profit recognized on prior
       years' installment sales ................        (29,984)         (7,212)
     Deferred income tax .......................      1,034,000            --
     Gain on sale of assets ....................           --            (1,000)
     Loss on retirement of assets ..............          2,071            --

Change in
     Income taxes recoverable/payable ..........       (320,000)         31,000
     Other receivables .........................         10,863          93,700
     Real estate contracts .....................         33,466         (10,495)
     Land and improvements held for
       future development and income
       producing properties ....................       (145,324)        (60,824)
     Other assets ..............................        (48,936)         75,268
     Accounts and retainages payable,
       accrued interest and other
        liabilities ............................          9,919          57,642
                                                    -----------     -----------

Net cash provided by
  operating activities .........................    $ 1,950,042     $   479,748
                                                    ===========     ===========


                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                               December 31, 1998

     1. The balance sheet at December 31, 1998, statements of cash flows and statements of operations for the three months and six months ended December 31, 1998 and December 31, 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 1998. The results of operations for the three months and six months ended December 31, 1998 are not necessarily indicative of operating results for the full year.

     2. The computation of net earnings (loss) per common and common equivalent share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration (referred to as equivalents), which for the three and six month periods ended December 31, 1998 and December 31, 1997 were 802,708.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the six months ended December 31, 1998, the Company's cash and cash equivalents decreased by $ 873,812. During this period, operations provided $1,950,042, the Company invested $43,976 in fixed and other assets, retired $1,029,546 of debt, borrowed $800,000 and paid dividends in the amount of $802,708.

     During the second quarter of the current fiscal year, the Company had revenues of $3,307,578 compared to $1,032,176 during the same period in the prior fiscal year. Land revenues increased significantly primarily due to the sale in fiscal 1999 of a single parcel for approximately $2,605,000. Operating expenses during the three months ended December 31, 1998, were $659,964 compared to $698,393 during the comparable period in fiscal 1998. For the year to date, revenues were $3,795,511 in 1998 and $2,012,295 in 1997. Operating expenses were $1,402,544 and $1,448,948, respectively.

     Prior to June 30, 1999, the Company may expend approximately $800,000 or more to acquire replacement lands and property for the land sold to the National Park Service under threat of condemnation. In the event the Company does not replace the property sold to the National Park Service, it may need to utilize a substantial portion of its liquid investments for federal and state income taxes.

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

        NONE

ITEM 5. OTHER INFORMATION

        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) (3) (i) (a) Certificate of Amendment of Articles of Incorporation. There are no other exhibits required by Item 601 of Regulation S-B.

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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: February 8, 1999           By:     Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer