Form 10QSB
period 1999-03-31
WESTLAND DEVELOPMENT CO INC
filed 1999-05-14
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1999

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of May 12, 1999:

     No Par Value Common:                    716,608
     Class A $1.00 Par Value Common:            NONE
     Class B $1.00 Par Value Common:          86,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                   (unaudited)
                                 March 31, 1999

    ASSETS

Cash and cash equivalents ........................                  $  3,932,298
Receivables:
   Real estate contracts .........................   $     25,333
   Note receivable - related party ...............         61,166
   Other receivables .............................         35,910        122,409
                                                     ------------
Land and improvements held for
   future development ............................                     7,060,056
Income producing properties, net .................                     6,932,281
Property and equipment, net of accumulated
   depreciation of $487,395 ......................                       386,035
Investment in Partnerships and joint ventures ....                       234,789
Other ............................................                       152,452
                                                                    ------------

                                                                    $ 18,820,320
                                                                    ============
    LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $    511,608
Deferred income taxes ............................                     5,561,000
Notes, bonds, mortgages and assessments payable ..                     5,869,370
                                                                    ------------
                 Total liabilities ...............                    11,941,978

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      716,608 shares .............................          8,500
   Class A common stock - $1.00 par
      value; authorized, 736,668
      shares; issued, none .......................           --
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      86,100 shares ..............................         86,100
   Additional paid-in capital ....................        581,527
   Retained earnings .............................      6,202,215      6,878,342
                                                     ------------   ------------

                                                                    $ 18,820,320
                                                                    ============


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                    For the three months ended
                                                             March 31,
                                                      1999              1998
                                                   ----------        ----------
Revenues
   Land ......................................     $  803,614        $2,286,529
   Deferred profit recognized
     on installment sales ....................            322             7,211
   Rentals ...................................        171,985           174,096
                                                   ----------        ----------
                                                      975,921         2,467,836
Costs and expenses
   Cost of land revenues .....................        108,038           192,230
   Cost of rentals ...........................         36,684            54,084
   Other general and administrative ..........        453,633           490,541
                                                   ----------        ----------
                                                      598,355           736,855
                                                   ----------        ----------

      Income from operations .................        377,566         1,730,981

Other (income) expense
   Interest income ...........................        (38,752)          (11,555)
   Loss on sale of property and
        equipment ............................           --                 371
   Other (income) loss .......................          7,040            (4,090)
   Interest expense ..........................        103,962           158,869
                                                   ----------        ----------
                                                       72,250           143,595
                                                   ----------        ----------

      Earnings before income taxes............        305,316         1,587,386

Income tax expense ...........................        123,000           635,000
                                                   ----------        ----------

      NET EARNINGS ...........................     $  182,316        $  952,386
                                                   ==========        ==========
Weighted average common and
   common equivalent shares
   outstanding, basic and diluted ............        802,708           802,708
                                                   ==========        ==========

Basic and diluted earnings
   per common share ..........................     $     0.23        $     1.19
                                                   ==========        ==========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     For the nine months ended
                                                              March 31,
                                                       1999             1998
                                                    ----------       ----------
Revenues
   Land ......................................      $4,210,847       $3,943,021
   Deferred profit recognized
     on installment sales ....................          30,306           14,422
   Rentals ...................................         530,280          522,689
                                                    ----------       ----------
                                                     4,771,433        4,480,132
Costs and expenses
   Cost of land revenues .....................         429,981          369,778
   Cost of rentals ...........................         130,315          163,559
   Other general and administrative ..........       1,440,603        1,652,631
                                                    ----------       ----------
                                                     2,000,899        2,185,968
                                                    ----------       ----------

      Income from operations .................       2,770,534        2,294,164

Other (income) expense
   Interest income ...........................         (93,271)         (63,581)
   Gain on sale of property and
        equipment ............................            --               (629)
   Other loss ................................             478           13,165
   Interest expense ..........................         404,517          480,759
                                                    ----------       ----------
                                                       311,724          429,714
                                                    ----------       ----------

      Earnings before income taxes............       2,458,810        1,864,450

Income tax expense ...........................         984,000          746,000
                                                    ----------       ----------

      NET EARNINGS ...........................      $1,474,810       $1,118,450
                                                    ==========       ==========
Weighted average common and
   common equivalent shares
   outstanding, basic and diluted ............         802,708          802,708
                                                    ==========       ==========

Basic and diluted earnings
    (loss) per common share ..................      $     1.84       $     1.39
                                                    ==========       ==========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                     For the nine months ended
                                                             March 31,
                                                       1999            1998
                                                   ------------    ------------
Cash flows from operating activities
 Cash received from land sales
   and collections on real
   estate contracts receivable .................   $  4,225,670    $  3,803,977
 Development and closing costs paid
   on land sales ...............................     (1,068,656)       (714,673)
 Cash received from rental operations ..........        536,197         525,019
 Cash paid for rental operations ...............           (208)         (4,554)
 Cash received (paid) for property taxes .......        (75,472)          2,347
 Interest received .............................         93,498          64,473
 Interest paid .................................       (386,980)       (515,950)
 Income taxes paid .............................       (171,245)       (150,000)
 Legal and other general and
   administrative costs paid ...................     (1,253,743)     (1,405,965)
 Other .........................................           (171)        (18,585)
                                                   ------------    ------------
  Net cash provided by
   operating activities ........................      1,898,890       1,586,089
                                                   ------------    ------------
Cash flows from investing activities
 Capital expenditures for income
   producing and other properties ..............        (52,881)        (40,714)
 Proceeds from sale of assets ..................           --             3,000
 Cash distributions from
   partnerships, net ...........................          6,313          13,000
                                                   ------------    ------------
  Net cash used by investing activities ........        (46,568)        (24,714)
                                                   ------------    ------------
Cash flows from financing activities
 Borrowing on notes, mortgages and
   assessments payable .........................      1,506,041         692,064
 Repayments of bonds, mortgages,
   notes and assessments payable ...............     (1,833,250)     (1,169,110)
 Payment of dividends ..........................       (802,708)       (602,031)
                                                   ------------    ------------
  Net cash used in
    financing activities .......................     (1,129,917)     (1,079,077)
                                                   ------------    ------------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS .........................        722,405         482,298

Cash and cash equivalents at
  beginning of period ..........................      3,209,893       2,331,150
                                                   ------------    ------------
Cash and cash equivalents at
  end of period ................................   $  3,932,298    $  2,813,448
                                                   ============    ============
Reconciliation of net earnings
 to net cash provided by
 operating activities
Net earnings ...................................   $  1,474,810    $  1,118,450
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
     Depreciation ..............................        170,819         201,730
     Profit recognized on prior
       years' installment sales ................        (30,306)        (14,422)
     Gain on sale of assets.....................           --              (629)
Change in assets and liabilities
     Income taxes recoverable/payable ..........        812,755         596,000
     Rents receivable, accrued interest,
       property tax and other assets ...........         12,605         (73,335)
     Real estate contracts .....................         34,441              47
     Land and improvements held for
       future development ......................       (602,583)       (435,058)
     Other assets ..............................        (79,230)         86,414
     Accounts and retainages payable,
       accrued interest and other
       liabilities .............................        105,579         106,892
                                                   ------------    ------------
Net cash provided by
  operating activities .........................   $  1,898,890    $  1,586,089
                                                   ============    ============


                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                                 March 31, 1999

     1. The balance sheet at March 31, 1999, statements of cash flows for the nine month periods ended March 31, 1999 and March 31, 1998 and statements of operations for the three and nine month periods ended March 31, 1999 and March 31, 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 1998. The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of operating results for the full year.

     2. The computation of net earnings per common share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration (referred to as equivalents), which for the nine and three month periods ended March 31, 1999 and March 31, 1998 was 802,708.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the nine months ended March 31, 1999, the Company's cash and cash equivalents increased by $ 722,405. During this period, operations provided $1,898,890, the Company invested $46,568, net, in fixed and other assets, retired $1,833,250 of debt, borrowed $1,506,041 and paid dividends in the amount of $802,708.

     During the third quarter of the current fiscal year, the Company had revenues of $975,921 compared to $2,467,836 during the same period in the prior fiscal year. Operating costs and expenses during the three months ended March 31, 1999, were $598,355 compared to $736,855 during the comparable period in 1998. Although there was a material decrease in revenue for the quarter from fiscal 1998 to 1999, total revenue for the current year to date is $4,771,433 compared to $4,480,132 in 1998. The difference in quarterly revenue is due to timing differences of large, single parcel sales to the National Park Service. Operating costs and expenses for the current fiscal year to date are $2,000,899 compared to $2,185,968 in 1998.

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

     Presently, management has not completed its assessment of Year 2000 issues. The total cost of compliance in both information and non-information technology systems is expected to be less than $30,000. Since a substantial portion of this cost is third party hardware and software, the effect on net earnings will be less than the total. Changes in internal systems are taking place in the second quarter of calendar 1999. Determination of level of risk in the Company's material relationships with third parties is incomplete, but is expected to be finished by fiscal year end, and is considered negligible. Therefore, contingency plans have not been formulated at this time.


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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: May 12, 1999                       By:    Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer