Form 10KSB
period 1999-06-30
WESTLAND DEVELOPMENT CO INC
filed 1999-09-27
CIK 106423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number: 0-7775

                         WESTLAND DEVELOPMENT CO., INC.
              (Exact name of Westland as specified in its charter)

           New Mexico                                     85-0165021
 (State or other jurisdiction of                       (I.R.S. Employer
incorporation or other organization)                  Identification No.)

     401 Coors Boulevard, N.W., Albuquerque, New Mexico,      87121
          (Address of principal executive offices)          (Zip Code)

Westland's telephone number, including area code: 505-831-9600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

No Par Value Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Westland was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Westland's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $5,517,570.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

On September 15, 1999, there were 706,814 No Par Value Common shares and 55,400 Class B shares owned by non-affiliates. The stock was sold on September 15, 1999 for $18 per share. Thus the aggregate market value of the voting stock held by non-affiliates was $13,275,252.

The number of shares outstanding of each of Westland's classes of common stock, as of September 15, 1999, was:

        No Par Value Common:           716,608 shares.
        Class B $1.00 Par Value:        86,100 shares.

DOCUMENTS  INCORPORATED BY REFERENCE:

1) Proxy statement and Proxy for Annual Meeting of Shareholders for the year ended June 30, 1999.
2) Annual Report to shareholders for the year ended June 30, 1999.



PART I

ITEM 1:  DESCRIPTION OF BUSINESS

General Development of Business.

Westland Development Co., Inc., a New Mexico for-profit corporation ("Westland"), is the successor to a community land grant corporation named Town of Atrisco, which itself was a successor to a Spanish community land grant named the Atrisco Land Grant. Information concerning the historical background of these predecessor organizations and the conversion in 1967 from a community land grant corporation into a business corporation can be found in Westland's Form 10 and its Form 10-K for the fiscal year ended June 30, 1974. With limited exceptions, only lineal descendants of the incorporators of the Town of Atrisco may own shares of Westland's Common Stock.

The Westland's executive offices are located in its own building at 401 Coors Boulevard, N.W., Albuquerque, New Mexico, 87121, telephone (505) 831-9600, on land which was originally part of the Atrisco Land Grant.

Westland is the owner of approximately 59,000 acres of land located on the west side of Albuquerque, New Mexico. Most of its property is held for long term investment and is leased for cattle grazing. Westland derives revenues through commercial and land leases, partnerships formed for various development projects, lot development sales and sales and bulk land sales to other land developers.

In 1998 the City of Albuquerque and the County of Bernalillo finalized the approval of a 6,400 acre master plan for development of the 6,400 acres of Westland's land. For Westland to begin developing or selling land within this planned area, Albuquerque must make available the required utilities. The City and Westland have reached an pre-annexation agreement through which the City will annex the initial 1,732 acres and Westland is to furnish sewer and water utilities to the initial 1,732 acres . The lands within the master plan area have been segregated by Westland for development.

As previously stated, for Westland to be able to develop the Master Plan area it must make provision for utilities that do not presently exist on any of the Master Planned lands. Westland has agreed that it will bear the initial cost of the water and sewer extension to the initial 1,732 acres, which are now estimated to be as much as $10,000,000. When completed, Westland will convey the utilities to the City. Although Westland must advance the cost of the utilities, it will recover those costs through a "hook-up" fee that will be charged to each lot sold in the annexed area. Depending upon the growth of development in this area, it may take 15 or more years for Westland to recover these costs.

Westland is currently soliciting financing for the construction of the initial phase of the Master Plan infrastructure. Although no commitments have yet been received, Management believes that Westland will obtain the required financing and begin construction of improvements within the next fiscal year.

Management is less optimistic about partnerships because of the Company's bad experience with those partnerships that it has joined over the last few years, but continues to believe joint ventures, land developments, ground leases and limited partnerships may be to Westland's benefit. For that reason, Management will continue to review proposals submitted by prospective partners and participants. Management remains committed, if and when warranted by available capital and existing conditions, to begin the construction of residential, industrial and commercial developments for lease or sale. Westland's long term business philosophy is to enhance the value of Westland's land through careful planning and development, while retaining ownership of a major portion of the land in perpetuity and simultaneously increasing the value of Westland's stock and to provide dividends for its shareholders, when consistent with Westland's need for a sufficient cash flow to meet current operating expenses.

Narrative Description of Business.

Over the past 20 years, Westland developed six master plans for the development of certain of its properties and through implementation of those plans, sold all of the acreage included in those. Those master plans are identified as Atrisco Urban Center and El Rancho Atrisco, Phases I through V. These lands, except for the Phase V master plan which was abandoned due the introduction of the Petroglyph National Monument, have now been substantially developed and sold. As discussed above, the new Master Plan encompasses approximately 6,400 acres in an area located north of I-40, between Unser and Paseo del Volcan. Initial utility development of Phase I of the Master Planned area should begin in the next fiscal year, depending upon available funding.

Oil and Gas and Grazing Leases.

Approximately 57,000 acres of Westland's land is not planned for development and 55,139 acres are leased to non-affiliated people for cattle grazing. The leases provided rental income of approximately $22,000 in fiscal 1999. During the year Westland allowed certain rent abatements because of the temporary limited productive capacity of the land.

There was no oil or gas activity on the property during the year and no oil or gas leases currently exist on any part of the property.

Westland also owns and leases certain commercial buildings at an aggregate annual rental of $790,000 (See "Revenue Producing Properties).

Development Properties.

As of June 30, 1999, Westland continued to own approximately 175 acres of developed and unsold land. The effort of Westland and its staff is being devoted to the implementation of the new Master Plan at the earliest possible date. A summary of Westland Master Plan is as follows:

Westland Master Plan.

Westland's new Master Plan covers approximately 6,400 acres located north of Interstate 40 and south of the area designated for the Petroglyph National Monument, west of Unser Boulevard. Westland and the City of Albuquerque have agreed on the conditions through which the City will annex the first 1,700 acres in the Master Plan area and Westland will begin introducing water and sewer utilities to the portions of land that will be initially developed. As discussed above, Westland has agreed to pay the cost of water and sewer utilities to the land with its costs being recovered over time through hook-up fees. Westland anticipates paying the costs incurred to furnish these utilities through a combination of borrowing and use of portions of its income. In addition, any water rights now owned or subsequently acquired by Westland in the 6,400 acres of the master planned area must be assigned to the City for only that portion of the master planned area to which the City supplies water and sewer service.

It is anticipated that there are no insurmountable obstacles remaining, including acquiring the necessary financing, to begin of the implementation of the Master Plan. Management expects that the first sale of lands master planned area will occur in the next one or two fiscal years, barring unforeseen delays.

Other Projects.

1.  Assisted Living Development

As previously reported, Westland was a Limited Partner in a partnership which built and owned a housing facility for persons in need of some care but who are otherwise ambulatory. During fiscal 1997, the bank that financed the construction of the project foreclosed on the building. At the time of the foreclosure sale, Westland reviewed the financial condition of the project and concluded that it was not in Westland's best interest to invest additional resources into the project and did not bid at the foreclosure sale. Westland's investment in this project was written off its books several years ago and no current or future loss on the project will be experienced.

2.  Volcano Business Park.

Volcano Business Park consists of approximately 22 acres zoned for industrial park uses which were platted and developed into 11 lots. Westland, through a partnership arrangement owns 50% of an 172 unit storage facility on approximately 1.7 acres of this property. As of August 1, 1999, the facility was approximately 75% occupied.

Phase II of Volcano Business Park was completed this fiscal year with the completion of a loop service road. Five additional lots were created, with one lot being sold and another lot being under construction for expansion of the storage facility.

3.  Travel Plaza

Since 1990, Westland has been working to develop about 100 acres of its land for a travel center and related commercial uses. During 1995, a truck sales facility was established on four acres. No additional development of this property occurred during the current fiscal year and, because Management anticipates that all of Westland's energy and funds will be devoted over the next couple of years to developing its Master Plan area, no further development of this area is foreseen in the immediate future. However, Management remains aware of current trends in the area and if those trends should show an increased interest in the Travel Plaza, energy and funds would be devoted to take advantage of such trends.

4.  Parkway Subdivision

Westland previously reported that from 1994 through 1997, it developed and sold to Sivage Thomas Homes, Inc. certain developments known as Parkway Units 7 and
8. Sivage Thomas completed building out homes on these Units during the past year and an elementary school, constructed on approximately 11 acres purchased from Westland by Albuquerque Public Schools, was opened for classes beginning in 1998. Westland sold Parkway Unit 9 (also known as Parkland View) to Sivage Thomas Homes, Inc. during fiscal 1998 and considers this project completed.

5.  Recreation Complex

Westland previously reported that in 1994 it entered into a lease/option arrangement related to approximately 100 acres located north of I-40 on Paseo del Volcan. Westland took possession and ownership of the facility in 1997 as a result of default in the terms of the lease/option. The Park contains a fully developed recreation and softball complex. In 1998 Westland held a Matanza for its shareholders at the softball complex and approximately 600 shareholders and heirs attended and enjoyed food and music. In the summer of 1999, Westland held a luncheon for it shareholders at the complex and approximately 800 shareholders and heirs attended. The facility is not now leased and Westland is looking for a lessee or purchaser for the facility.

6.  Tierra Oeste

As previously reported, Westland committed approximately 24.5 acres of land north of Ladera Dr., west of Unser Blvd, to a limited liability corporation named Tierra Oeste, LLC. All litigation related to the default by the developer was terminated during the fiscal year and all interest claimed by the developer in the project was terminated by the Court.

Westland is now considering development lots on this land and/or selling the entire project.

7.  Education and Community Projects

Westland has a continuing corporate program of donating land or otherwise assisting in projects that its management believes has a long term beneficial effect to the development and furtherance of the educational and health of the community and citizens. As previously reported, Westland has donated lands for the purpose of building schools, churches, and health care facilities. During the fiscal year, Westland donated approximately fifty acres to YES Housing, Inc., a nonprofit corporation, for the purpose of construction of a facility devoted to the housing and employment of mentally ill citizens.

Management will continue to review all requests of a similar nature to determine the merits, on a case by case basis, of future requests for similar donations.

8.  Land Sales

1). Land Sales Westland has, in the last year, completed 6 transactions totaling approximately 393 acres, not including lots sold to Kaufman & Broad, Inc. for Alvarado Estates (formerly Cedar Ridge Estates Units 2 and 3).

2). Petroglyph National Monument Properties On June 27, 1990, the United States Congress established an approximately 7,000 acre national monument (the Petroglyph National Monument) to preserve and protect the volcanic escarpment on Albuquerque's West Mesa area. The Monument's proposed boundaries included approximately 1,964 acres of Westland's land. The Company sold 444 acres in fiscal year 1992, 713 acres in fiscal 1993, 118 acres in fiscal 1994, 24 acres in fiscal 1995, none in fiscal 1996, 218 acres in fiscal 1997, 85 acres in fiscal 1998. During fiscal 1999 the Park Service purchased the last 362 acres designated for inclusion in the Monument.

10.   Reinvestment Properties

As part of Westland's plans to defer the tax burden arising from the sale of its lands to the National Park Service under threat of condemnation for inclusion in the Petroglyph National Monument, it reinvested the sale proceeds in the properties discussed below and two vacant land parcels and 4 commercial buildings. As a result of these purchases, Westland believes that it has deferred recognition of taxes on the sales of land to the National Park Service.

The Commercial properties are the following:

a) A commercial building at Coors Boulevard and Sequoia Road in Albuquerque at a cost of $2,630,000, $1,780,407 of which is subject to a Mortgage upon which Westland must pay monthly payments of $17,970. This building has been leased to Walgreen Co. for 20 years at a fixed rent of $19,173 per month plus additional rent based upon a formula of gross sales up to a maximum rent of $460,161 in any one year.

b) A commercial building in Albuquerque's Midway Industrial Park at a cost of $1,074,000, $714,345 of which is subject to a Mortgage upon which Westland must make monthly payments of $6,893. This building has been leased to Circuit City Stores for a term of 10 years at an escalating rental beginning at $4.25 per square foot the first year and increasing in stages to $5.55 per square foot in the tenth year. The lessee has also been granted the right to extend the lease for two additional 5 year terms at escalating rental rates during each of the years of any extended term. The current rent is $9,235 per month.

c) A commercial building located at Coors Boulevard and Central Avenue at a cost of $3,593,000, which is subject to a mortgage of $2,683,944 requiring payments of $24,682 per month. The building has been leased to Walgreen Co. on a minimum 20 year lease at a fixed rent of $26,122 per month plus a percentage of gross sales, with the maximum annual rent being capped at $626,922. Walgreen Co. may continue the term of the lease for an additional 40 years.

d) A commercial building located at the SE corner of Eubank and Spain, N.E., at a cost of approximately $1,300,000, which is subject to a mortgage of $950,000 requiring payments of $9,079 per month. The building has been leased to Marie Callender Pie Shops, Inc., on a minimum 10 year lease at a fixed rent of $11,000, plus a Percentage Rent in the amount of 6% of Annual Gross Sales in excess of $108,333.34. The tenant has the right to renew the lease for as many as three 5 year terms.

Current Real Estate Market Conditions

The market conditions for the development and sale of properties in Albuquerque are positive at the present time. Westland has been able to sell the residential properties it had available for sale. Management believes that for the foreseeable future commercial and industrial construction will continue at a rapid pace while the demand for single family residential construction will continue at a more moderate pace.

Competition

Westland's industrial parks - The Atrisco Urban Center, Volcano Business Park and Ladera Industrial Park compete with other business and industrial parks in the Albuquerque area, including some that are more established and some that are located nearer the major population centers of Albuquerque. Westland believes that a sale made by another party resulting in the introduction of Coca Cola in the Business Park and development of the business center within the Business Park will add to the quality of the Park's tenants and will attract other businesses to the Parks.

Residential subdivisions on Westland's land compete with other areas in the Albuquerque housing market (essentially Bernalillo County and portions of Sandoval County and Valencia County), as well as with other subdivisions on the western side of the City of Albuquerque. A number of large subdivisions to the north of Westland's land are not fully sold. These include Rio Rancho (about six miles north of Westland's land), Paradise Hills and Ventana Ranch (about five miles north of Westland's land), Volcano Cliffs and Taylor Ranch (each about two to three miles north of Westland's land).

The implementation of certain mandated impact fees may have an as yet undetermined affect on Westland's ability to sell property in competition with developers of land located in neighboring counties. (See "Governmental Regulations")

Employees

As of June 30, 1999, Westland had ten full-time and seven part-time employees. Westland's president, who is also a director, is a full time employee. Westland also had contractual relationships with other individuals, including two of Westland's officers and directors, who provided various services to the Company.

Government Regulations.

Westland's ability to undertake an active program of development of its land and management of its rental properties, (whether such development is performed by Westland itself or by sale of Westland's land to others for development), is dependent on Westland's ability to comply with laws and regulations of the State of New Mexico and Bernalillo County, and the City of Albuquerque, applicable to general environmental protection, land-use planning, annexation, zoning and subdivisions. Both County and City regulate the subdivision of land and impose zoning and building permit requirements. The subdivision regulations of both Bernalillo County and the City of Albuquerque require, as a condition of approval of proposed subdivisions, that adequate provision be made by the developer for land use planning, water (both to quantity and quality), liquid waste disposal, solid waste disposal, sufficient and adequate roads and storm drain management.

Although the compliance with federal, state, and local provisions relating to the protection of the environment, including laws regulating subdivisions and land-use planning and endangered species, has in recent years had no material effect upon the capital expenditures, earnings and competitive position of Westland, no assurance can be given that this situation will continue. Requests relating to drainage, traffic flow and similar matters from the City of Albuquerque have occasionally delayed the receipt of necessary approvals and required modification of development proposals. The opening of the Double Eagle II Municipal Airport by the City of Albuquerque to the north of Westland's Land on Paseo del Volcan may have an impact on the use of and planning for Westland's land in the vicinity of the airport as will the creation of the Petroglyph National Monument, although Management believes both facilities will favorably impact the Company's lands.

At Westland's request, the City of Albuquerque created Special Assessment Districts affecting the Atrisco Urban Center and the El Rancho Atrisco areas for the financing of water, sewer, paving and other street improvements, and levied assessment liens on them. This has provided a mechanism for financing these improvements, and SAD's may be available for future development of Westland's property.

A mandate by the State Legislature for implementation of Impact Fees may result in Westland's lands being disadvantaged because the fees that surrounding counties charge may be less than those that will be charged by Albuquerque and Bernalillo County. Bernalillo County began the assessment of such fees on January 1, 1996, but Albuquerque has not yet implemented the fees. Westland has not been able to determine whether these fees adversely impact its business.

Availability of Water and Municipal Services.

The unavailability of sufficient water has often been a major inhibiting factor in the land development business in the Southwest. The extent of Westland's water rights has not been determined, however, Westland has retained the services of a water law specialist to investigate the existence of any Westland water rights and to otherwise consult with Westland on matters involving availability of water. However, lack of ownership of water rights by Westland would not be an inhibiting factor to the developing of Westland's land if adequate water were to be made available through the City of Albuquerque and/or Bernalillo County and/or other water sources or by purchase by Westland or by a developer that might purchase and develop land. For example, Tierra West Mobile Home Park sold by Westland near 9-mile hill and the recreation complex leased or purchased water rights and drilled wells to meet their water needs.

Under present annexation policies of the City of Albuquerque, annexation to the City of Albuquerque of portions of Westland's land is a requirement by the City before it will extend water and sewer services within a reasonable period of time after annexation. However, the cost of water distribution and sewer lines would have to be borne by the developer, or by subsequent purchasers of the annexed portions. Westland has pursued alternative methods of providing water, sewer and other services to its lands. In the past, Westland worked closely with Bernalillo County to secure the County's assistance in providing such services to Albuquerque's west side and to lands owned by Westland. The County completed a feasibility study looking toward providing those services. Subsequently Westland and the County entered into a program which outlined the County's providing services, but that program did not go forward. The City and Westland have now reached the agreement discussed above relating to provisions for utility services to the Master Plan lands and annexation by the City.

Most of Westland's land lies outside the municipal limits of the City of Albuquerque and are not furnished with City water or other City services. Westland experienced little difficulty in having its other Master Plan area furnished with services, but the same cannot be assumed for other areas of Westland's land.

Other Factors Affecting Development of Westland's Land

Various activist groups, as well as neighborhood organizations in the past have occasionally taken actions which have, to some extent, delayed Westland's plans for the development of some of its lands. Two activist groups filed appeals with the City of Albuquerque related to Westland's Master Plan. However, the Master Plan was upheld with only minor modifications.

ITEM 2:  DESCRIPTION OF PROPERTIES

The major physical assets owned by Westland are its land which is owned in fee simple. The land is comprised approximately 59,000 acres of undeveloped land held for long-term investment and approximately 175 acres of land remaining from those which Westland has developed to various stages of completion. Approximately 6,400 acres are located in Westland's Master Plan area. Westland also owns the Atrisco Urban Center office building, comprising approximately 11,097 square feet, 4,166 of which is leased to Bank of America at a monthly rental of $2,598, while the remainder is used by Westland for its executive offices. This building is not mortgaged. Westland also owns four commercial buildings that are leased to others and is a 50% owner of a self storage facility. See "Item 1. Business - Reinvestment Properties."

The population of the Albuquerque metropolitan area has grown significantly over the last 40 years. Physical expansion of the City of Albuquerque has taken place on the north, south and east sides, but the bulk of the most recent growth has been west of the Rio Grande River where Westland's land is located. In fact, much of the real property directly west of the City of Albuquerque is owned by Westland. Management believes that growth on the West Side, subject to peaks and valleys of development, will continue into the foreseeable future.

Westland's land is bisected by Interstate Highway I-40, the main east-west thoroughfare through Albuquerque. Access to Westland's land from Interstate 40 is provided by the Coors Boulevard interchange near the eastern edge of Westland's land, by the Unser Boulevard interchange at the western edge of the Atrisco Urban Center, by the 98th Street interchange to the west of the Atrisco Urban Center and by the Paseo del Volcan interchange where I-40, Paseo del Volcan and Central Avenue meet. Running north from the I-40 interchange, Paseo del Volcan transverses about 4 1/2 miles of Westland's land to the Double Eagle II Airport. In 1994, Westland dedicated approximately 180 acres to Bernalillo County for the linking of Paseo del Volcan and Rio Bravo. The County has extended Paseo del Volcan south of the I-40 interchange to the point at which it will intersect with the Rio Bravo extension to form an inner loop for the City's southwest quadrant and construction has commenced to link Rio Bravo and Paseo del Volcan.

Westland and other landowners and developers (the Northwest Loop Association) dedicated land and have paid a portion of the design costs for the Northwest Loop, which has been approved by the New Mexico State Highway Commission. The Northwest Loop will extend for approximately 39 miles and will connect I-40 and 1-25, through New Mexico State Highway 44, traversing the western portion of Westland's land within the Rio Puerco valley. In 1995 Westland donated 169 acres for development of the Northwest Loop. Completion of the Northwest Loop is not expected for 15 to 20 years. Most of Westland's land is remote and not readily accessible, not serviced by utilities, and Westland believes that the bulk of its land will not be available for development in the foreseeable future.

There is no limitation on the kind of securities into which the Company may exchange for real estate. The Company has considered various structures through which it might enhance the value of its properties and would exchange property for partnership units or other securities issued by others for the purpose of developing Westland's land.

A large portion of the undeveloped land is leased for agricultural uses (see "Item 1. Business" ). The bulk of Westland's undeveloped land is held for long term investment.

In the opinion of the Company's Management, its property is adequately covered by insurance.

ITEM 3:  LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to the Company's business, neither the Company nor any member of management is the subject of any pending or threatened legal proceedings:

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

PART II

ITEM 5: MARKET FOR WESTLAND'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

Information required by this item is incorporated by reference to the item in Westland's Annual Report to Shareholders for the year ended June 30, 1999 entitled "Market Price and Dividends on Westland's Common Equity and Related Stockholder Matters."

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is incorporated by reference to the item in Westland's Annual Report to Shareholders for the fiscal year ended June 30, 1999 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7:  FINANCIAL STATEMENTS

The information required by this item is incorporated by reference to the Financial Statements in Westland's Annual Report to Shareholders for the fiscal year ended June 30, 1999 which is attached as exhibit 13 to this report.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with Accountants of the kind described by Item 304 of Regulation S-B at any time during Westland's two (2) most recent fiscal years.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated by reference to the items in Westland's definitive Proxy Statement for the November 23, 1999, Annual Meeting of Shareholders entitled "Election of Directors" and "Directors and Executive Officers". All reports required by Section 16(a) of the Exchange Act to be filed during the fiscal year were filed.

ITEM 10:  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the item in Westland's Definitive Proxy Statement for the November 23, 1999, Annual Meeting of Shareholders entitled "Executive Compensation".

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the item in Westland's Definitive Proxy Statement for the November 23, 1999, Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof".

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the item in Westland's Definitive Proxy Statement for the November 23, 1999, Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof" and "Executive Compensation".

PART IV

ITEM 13:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1. Financial Statements, incorporated by reference to Westland's Annual Report to Shareholders for each of the two years ended June 30, 1998 and 1999:

Report of Independent Certified Public Accountants
Balance Sheet
Statements of Earnings
Statement of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

2.  Exhibits:

Exhibit
(3) Articles of Incorporation and Bylaws:

(3)(I) Articles of Incorporation filed as an exhibit to Westland's Registration Statement on Form 10-K on September 28, 1982 and incorporated herein by reference.
(3)(ii) Restated Bylaws filed as an exhibit with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993.
(10) Material Contracts:
(10.1) Consulting Agreement with Sosimo Padilla, dated December 18, 1992, as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.
(10.2) Consulting Agreement with Polecarpio (Lee) Anaya, dated December 18, 1992, as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.
(10.3) Employment Agreement with Barbara Page, dated December 18, 1992, as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.
(10.4)Lease Agreement dated April 25, 1994, between Central Avenue Partners and Walgreen Co., as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, and incorporated herein by reference.
(10.5) Assignment of Lease dated April 20, 1995, from Central Avenue Partners to Westland, as filed with the' Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.
(10.6) Lease Agreement dated March 14, 1995, between George Brunacini and Jeannette Brunacini and Circuit City Stores, Inc., as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.
(10.7) Assignment of Lease dated June 28, 1995, from George Brunacini and Jeannette Brunacini to Westland, as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.
(10.8) Lease Agreement dated March 19, 1996, between C.A.P. II, a New Mexico general partnership, and Walgreen Co., as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, and incorporated herein by reference.
(10.9) Assignment of Lease dated June 21, 1996, from C.A.P. II, a New Mexico general partnership, to Westland, as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, and incorporated herein by reference.
(10.10) Lease Agreement dated June 29, 1999, between Marie Callender Restaurant and Pie Shop, a California corporation.

Statement regarding computation of per share earnings is incorporated by reference to Note A(8) to the Financial Statements incorporated herein by reference to Westland's Annual Report to Shareholders for the Fiscal year ended June 30, 1999.

Annual Report to Shareholders for the Fiscal year ended June 30, 1999.

Subsidiaries of Westland
Westland has the following subsidiaries:

       Name                             State of Incorporation

El Campo Santo, Inc                     New Mexico - non-profit
Westland Community Services, Inc        New Mexico - non-profit

All other exhibits required by Item 601 of Regulation S-B are inapplicable to this filing.

(b)  Reports on Form 8-K:

During the last quarter of the period covered by this report, Westland filed no reports on Form 8-K:


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Westland caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTLAND DEVELOPMENT CO., INC.


By Barbara Bage
   ------------
   Barbara Page, President, Chief Executive Officer, Chief Financial Officer and Director

Date: September 23, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of Westland and in the capacities and on the dates indicated.


By David C. Armijo
   ---------------
   David C. Armijo, Secretary-Treasurer  and Principal Financial Officer

Date: September 23, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of Westland and in capacities and on the dates indicated.


By David C. Armijo
   ---------------
   David C. Armijo, Director

Date: September 23, 1999



By Lee Anaya
   ---------
   Polecarpio (Lee) Anaya, Executive Vice President and Director

Date: September 23, 1999

By Sosimo S. Padilla
   -----------------
   Sosimo S. Padilla, Director and Chairman of the Board

Date: September 23, 1999



By Josie G. Castillo
   -----------------
   Josie G. Castillo, Director

Date: September 23, 1999



By Carmel T. Chavez
   ----------------
   Carmel T. Chavez, Director

Date: September 23, 1999


By Joe S. Chavez
   -------------
   Joe S. Chavez, Director

Date: September 23, 1999



By Charles V. Pena
   ---------------
   Charles V. Pena, Director

Date: September 23, 1999



By Carlos Saavedra
   ---------------
   Carlos Saavedra, Director

Date: September 23, 1999



By Barbara Page
   ------------
   Barbara Page, Director

Date:  September 23, 1999