Form 10QSB
period 1999-09-30
WESTLAND DEVELOPMENT CO INC
filed 1999-11-12
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 30, 1999

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
YES [ X ] No [  ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of November 11, 1999:

     No Par Value Common:                    716,608
     Class B $1.00 Par Value Common:          86,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]



                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                               September 30, 1999

    ASSETS
Cash and cash equivalents ........................                  $    177,025
Short-term investments ...........................                     5,487,842
Receivables:
   Real estate contracts .........................   $     72,857
   Note receivable - related party ...............         59,023
   Other receivables .............................        182,199        314,079
                                                     ------------
Land and improvements held for
   future development ............................                     6,436,122
Income producing properties, net .................                     8,173,671
Property and equipment, net of accumulated
   depreciation of $494,429 ......................                       374,322
Investment in Partnerships and joint ventures ....                       243,117
Other ............................................                       197,857
                                                                    ------------

                                                                    $ 21,404,035
                                                                    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $    414,597
Current income taxes .............................                     1,166,000
Deferred income taxes ............................                     5,312,000
Notes, bonds, mortgages and assessments payable ..                     6,889,969
                                                                    ------------
                 Total liabilities ...............                    13,782,566

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      716,608 shares .............................          8,500
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      86,100 shares ..............................         86,100
   Additional paid-in capital ....................        581,527
   Retained earnings .............................      6,945,342      7,621,469
                                                     ------------   ------------

                                                                    $ 21,404,035
                                                                    ============



                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                        For the 3 months ended
                                                             September 30,
                                                        1999            1998
                                                     -----------     ----------
Revenues
   Land ......................................       $ 3,955,257     $  303,405
   Deferred profit recognized
     on installment sales ....................              --            1,218
   Rentals ...................................           205,597        183,310
                                                     -----------     ----------
                                                       4,160,854        487,933
Costs and expenses
   Cost of land revenues .....................           715,452        171,928
   Cost of rentals ...........................            51,339         45,976
   General and administrative ................           430,990        524,676
                                                     -----------     ----------
                                                       1,197,781        742,580
                                                     -----------     ----------

      (Loss)income from operations ...........         2,963,073       (254,647)

Other (income) expense
   Interest income ...........................           (45,119)       (28,779)
   Other income ..............................           (70,694)        (2,156)
   Interest expense ..........................           175,808        165,366
                                                     -----------     ----------
                                                          59,995        134,431
                                                     -----------     ----------

      (Loss)earnings before income taxes......         2,903,078       (389,078)

Income tax expense (benefit)..................         1,171,000       (156,000)
                                                     -----------     ----------

      NET EARNINGS (LOSS) ....................       $ 1,732,078      $(233,078)
                                                     ===========     ==========
Weighted average common shares
   outstanding ...............................           802,708        802,708
                                                     ===========     ==========
Earnings (loss) per common share .............       $      2.16     $     (.29)
                                                     ===========     ==========



                        WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                   For the three months ended
                                                          September 30,
                                                      1999             1998
                                                 -------------    -------------
Cash flows from operating activities
 Cash received from land sales
   and collections on real
   estate contracts receivable .................   $  3,922,889    $    247,680
 Development and closing costs paid
   on land sales ...............................       (162,097)       (105,075)
 Cash received from rental operations ..........        211,149         216,125
 Cash paid for rental operations ...............         (4,050)         (1,785)
 Cash (paid) received for property taxes .......         (8,507)        (31,384)
 Interest received .............................         44,439          28,255
 Interest paid .................................       (173,794)       (165,023)
 Income taxes paid .............................           --          (146,999)
 General and administrative costs paid .........       (664,339)       (437,536)
 Other .........................................          1,474              35
                                                   ------------    ------------
  Net cash (used) provided by
   operating activities ........................      3,167,164        (395,707)
                                                   ------------    ------------

Cash flows from investing activities
 Capital expenditures for income
   producing and other properties ..............        (84,309)        (16,245)
 Investment in partnerships and joint ventures .         (7,584)           --
 Change in short-term investments ..............     (2,909,823)           --
 Proceeds from note receivable-related party ...            785           1,241
                                                   ------------    ------------
  Net cash used in investing activities ........     (3,000,931)        (15,004)
                                                   ------------    ------------
Cash flows from financing activities
 Borrowing on notes, mortgages and
   assessments payable .........................        281,476             --
 Repayments of bonds, mortgages,
   notes and assessments payable ...............       (768,158)       (289,243)
 Payment of dividends ..........................       (802,708)       (802,708)
                                                   ------------    ------------
  Net cash used in
    financing activities .......................     (1,289,390)     (1,091,951)
                                                   ------------    ------------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS .........................     (1,123,157)     (1,502,662)

Cash and cash equivalents at
  beginning of period ..........................      1,300,182       3,209,893
                                                   ------------    ------------
Cash and cash equivalents at
  end of period ................................   $    177,025    $  1,707,231
                                                   ============    ============

Reconciliation of net earnings
 (loss) to net cash used in
 operating activities

Net (loss) earnings ............................   $  1,732,078    $   (233,078)

Adjustments to reconcile net
 earnings (loss) to net cash provided
   (used) in operating activities
     Depreciation ..............................         64,378          56,484
     Profit recognized on prior
       years' installment sales ................           --            (1,218)

Change in
     Rents receivable, accrued interest,
       property tax and other assets ...........       (142,868)        (23,685)
     Real estate contracts .....................        (48,566)          2,228
     Land and improvements held for
       future development and income
       producing properties ....................        545,456         128,631
     Other assets ..............................        (49,442)        (35,320)
     Accounts and retainages payable,
       accrued interest and other
        liabilities ............................       (104,872)       (289,749)
     Income taxes payable ......................      1,171,000            --
                                                   ------------    ------------
Net cash (used in) provided by
  operating activities .........................   $  3,167,164    $   (395,707)
                                                   ============    ============


                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                               September 30, 1999

     1. The balance sheet at September 30, 1999, statements of cash flows and statements of operations for the three months ended September 30, 1999 and September 30, 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 1999. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of operating results for the full year.

     2. The computation of earnings (loss) per common share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration, which for the three month periods ended September 30, 1999 and September 30, 1998 were 802,708.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the three months ended September 30, 1999, the Company's cash and cash equivalents decreased by $1,123,157. During this period, operations provided $3,167,164, the Company invested $3,000,931 in fixed and other assets, primarily in short-term investments, retired $486,682 of debt and paid dividends in the amount of $802,708.

     During the first quarter of the current fiscal year, the Company had revenues of $4,160,854 compared to $487,933 during the same period in the prior fiscal year. Land revenues increased significantly primarily due to the sale in 1999 of a two parcels for approximately $3,063,000. Operating expenses during the three months ended September 30, 1999, were $1,197,781 compared to $742,580 during the comparable period in 1998. The increase was due principally to an increase in cost of land revenues of $543,524, partially offset by a decrease in general and administrative expense of $93,686.

     The Company may expend approximately $1,500,000 or more to acquire replacement lands and property for the land sold to the National Park Service under threat of condemnation. In the event the Company does not replace the property sold to the National Park Service, it may need to utilize a substantial portion of its liquid investments for federal and state income taxes.

     Management has assessed the Year 2000 issues and determined that their consequences would not have a material effect on the Company's business, results of operations or financial condition. The total cost of compliance in both information and non-information technology systems has been approximately $30,000. Since a substantial portion of this cost is third party hardware and software, the effect on net earnings has been be immaterial. Changes in internal systems are substantially complete and any remaining costs will be insignificant. Determination of level of risk in the Company's material relationships with third parties is incomplete, but is expected to be finished by year end, and is considered negligible. Therefore, contingency plans have not been formulated at this time.


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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: November 11, 1999           By:    Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer