Form 10QSB
period 1999-12-31
WESTLAND DEVELOPMENT CO INC
filed 2000-02-11
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended December 31, 1999

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of February 11, 2000:

     No Par Value Common:                    716,608
     Class B $1.00 Par Value Common:          86,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]



                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                               December 31, 1999

    ASSETS
Cash and cash equivalents ........................                  $    503,282
Short-term investments ...........................                     4,629,552
Receivables:
   Real estate contracts .........................   $     71,018
   Note receivable - related party ...............        104,624
   Other receivables .............................        151,674        327,316
                                                     ------------
Land and improvements held for
   future development ............................                     6,359,429
Income producing properties, net .................                     8,212,817
Property and equipment, net of accumulated
   depreciation of $510,197 ......................                       389,828
Investment in Partnerships and joint ventures ....                       241,173
Other ............................................                       146,644
                                                                    ------------

                                                                    $ 20,810,041
                                                                    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $    410,516
Current income taxes .............................                       617,000
Deferred income taxes ............................                     5,312,000
Notes, bonds, mortgages and assessments payable ..                     7,005,617
                                                                    ------------
                 Total liabilities ...............                    13,345,133

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      716,608 shares .............................          8,500
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      86,100 shares ..............................         86,100
   Additional paid-in capital ....................        581,527
   Retained earnings .............................      6,788,781      7,464,908
                                                     ------------   ------------

                                                                    $ 20,810,041
                                                                    ============



                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                        For the 3 months ended
                                                             December 31,
                                                        1999           1998
                                                     -----------    -----------
Revenues
   Land ......................................       $   377,944    $ 3,103,827
   Deferred profit recognized
     on installment sales ....................              --           28,766
   Rentals ...................................           199,176        174,985
                                                     -----------    -----------
                                                         577,120      3,307,578
Costs and expenses
   Cost of land revenues .....................           116,295        150,015
   Cost of rentals ...........................           111,831         47,654
   General and administrative ................           472,933        462,295
                                                     -----------    -----------
                                                         701,059        659,964
                                                     -----------    -----------

      (Loss) income from operations ..........          (123,939)     2,647,614

Other (income) expense
   Interest income ...........................           (62,305)       (25,740)
   Other income ..............................            62,956         (4,406)
   Interest expense ..........................           152,971        135,189
                                                     -----------    -----------
                                                         153,622        105,043`
                                                     -----------    -----------

      (Loss) earnings before income taxes.....          (277,561)     2,542,571

Income tax (benefit) expense .................          (121,000)     1,017,000
                                                     -----------    -----------

      NET (LOSS) EARNINGS ....................       $  (156,561)   $ 1,525,571
                                                     ===========    ===========
Weighted average common shares
   outstanding ...............................           802,708        802,708
                                                     ===========    ===========
(Loss) Earnings per common share .............       $      (.20)   $      1.90
                                                     ===========    ===========



                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        For the 6 months ended
                                                             December 31,
                                                        1999           1998
                                                     -----------    -----------
Revenues
   Land ......................................       $ 4,333,201    $ 3,407,232
   Deferred profit recognized
     on installment sales ....................              --           29,984
   Rentals ...................................           404,773        358,295
                                                     -----------    -----------
                                                       4,737,974      3,795,511
Costs and expenses
   Cost of land revenues .....................           831,747        321,943
   Cost of rentals ...........................           163,170         93,630
   General and administrative ................           903,923        986,971
                                                     -----------    -----------
                                                       1,898,840      1,402,544
                                                     -----------    -----------

      Income from operations .................         2,839,134      2,392,967

Other (income) expense
   Interest income ...........................          (107,424)       (54,520)
   Other income ..............................            (7,737)        (6,561)
   Interest expense ..........................           328,779        300,555
                                                     -----------    -----------
                                                         213,618        239,474
                                                     -----------    -----------

      Earnings before income taxes ...........         2,625,516      2,153,493

Income tax expense ...........................         1,050,000        861,000
                                                     -----------    -----------

      NET EARNINGS ...........................       $ 1,575,516    $ 1,292,493
                                                     ===========    ===========
Weighted average common shares
   outstanding ...............................           802,708        802,708
                                                     ===========     ==========
Earnings per common share ....................       $      1.96     $     1.61
                                                     ===========     ==========



                        WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                    For the six months ended
                                                           December 31,
                                                      1999             1998
                                                 -------------    -------------
Cash flows from operating activities
 Cash received from land sales
   and collections on real
   estate contracts receivable .................   $  4,299,539    $  3,462,469
 Development and closing costs paid
   on land sales ...............................       (285,861)       (507,964)
 Cash received from rental operations ..........        409,050         365,434
 Cash paid for rental operations ...............        (69,064)         (5,642)
 Cash paid for property taxes ..................        (43,286)        (76,592)
 Interest received .............................        107,510          54,531
 Interest paid .................................       (330,205)       (294,283)
 Income taxes paid .............................       (428,000)       (147,000)
 General and administrative costs paid .........     (1,102,797)       (904,663)
 Other .........................................         (9,260)          3,752
                                                   ------------    ------------
Net cash provided by
   operating activities ........................      2,547,626       1,950,042
                                                   ------------    ------------

Cash flows from investing activities
 Capital expenditures for income
   producing and other properties ..............       (119,325)        (43,789)
 Investment in partnerships and joint ventures .         (1,585)           (187)
 Change in short-term investments ..............     (2,051,533)           --
 Proceeds from note receivable-related party ...          1,609            --
 Proceeds from sale of assets ..................             50            --
                                                   ------------    ------------
  Net cash used in investing activities ........     (2,170,784)        (43,976)
                                                   ------------    ------------
Cash flows from financing activities
 Borrowing on notes, mortgages and
   assessments payable .........................        581,475         800,000
 Repayments of bonds, mortgages,
   notes and assessments payable ...............       (952,509)     (1,029,546)
 Payment of dividends ..........................       (802,708)       (802,708)
                                                   ------------    ------------
  Net cash used in
    financing activities .......................     (1,173,742)     (1,032,254)
                                                   ------------    ------------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS .........................       (796,900)        873,812

Cash and cash equivalents at
  beginning of period ..........................      1,300,182       3,209,893
                                                   ------------    ------------
Cash and cash equivalents at
  end of period ................................   $    503,282    $  4,083,705
                                                   ============    ============

Reconciliation of net earnings
 (loss) to net cash used in
 operating activities

Net earnings ...................................   $  1,574,516    $  1,292,493

Adjustments to reconcile net
 earnings to net cash provided
   (used) in operating activities
     Depreciation ..............................        128,905         113,474
     Profit recognized on prior
       years' installment sales ................           --           (29,984)
     Deferred income tax .......................                      1,034,000
     Loss on retirement/gain on sale of assets .            (50)          2,071

Change in
     Rents receivable, accrued interest,
       property tax and other assets ...........       (112,343)         10,863
     Real estate contracts .....................        (46,727)         33,466
     Land and improvements held for
       future development and income
       producing properties ....................        538,987        (145,324)
     Other assets ..............................         (2,284)        (48,936)
     Accounts and retainages payable,
       accrued interest and other
        liabilities ............................       (155,378)          9,919
     Income taxes payable/recoverable ..........        622,000        (320,000)
                                                   ------------    ------------
Net cash (used in) provided by
  operating activities .........................   $  2,547,626    $  1,950,042
                                                   ============    ============


                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                               December 31, 1999

     1. The balance sheet at December 31, 1999, statements of operations for the three and six month periods ended December 31, 1999 and 1998 and statements of cash flows for six month periods ended December 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 1999. The results of operations for the three months and six months ended December 31, 1999 are not necessarily indicative of operating results for the full year.

     2. The computation of earnings per common share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration, which for the three and six month periods ended December 31, 1999 and December 31, 1998 were 802,708.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the six months ended December 31, 1999, the Company's cash and cash equivalents decreased by $796,900. During this period, operations provided $2,547,626, the Company invested $2,170,784 in fixed and other assets, primarily in short-term investments, retired $371,034 of debt, net and paid dividends in the amount of $802,708.

     During the second quarter of the current fiscal year, the Company had revenues of $577,120 compared to $3,307,578 during the same period in the prior fiscal year. Land revenues decreased significantly primarily due to the sale in 1998 of a parcel to the National Park Service for approximately $2,605,000. Operating costs and expenses during the three months ended December 31, 1999, were $701,059 compared to $659,964 during the comparable period in 1998. For the year to date, revenues were $4,737,974 in 1999 and $3,795,511 in 1998. Operating costs and expenses were $1,898,840 in 1999 and $1,402,544 in 1998. The differences arise from significantly higher large parcel and small lot land sales and related costs of sales in 1999 compared to 1998.

     The Company may expend approximately $1,500,000 or more to acquire replacement lands and property for the land sold to the National Park Service under threat of condemnation. In the event the Company does not replace the property sold to the National Park Service, it may need to utilize a substantial portion of its liquid investments for federal and state income taxes.

     To date, the Company has noted no adverse consequences related to year 2000 issues. Management will continue to monitor the Company's internal systems and exchanges with third party vendors, suppliers, service providers and customers. The total cost of compliance in both information and non-information technology systems has been approximately $30,000. Since a substantial portion of this cost has been third party hardware and software, the effect on net earnings has been immaterial. Changes in internal systems are complete and any remaining costs will be insignificant. Determination of level of risk in the Company's material relationships with third parties is considered negligible. Therefore, contingency plans have not been made.


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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: February 11, 2000           By:    Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer