Form 10QSB
period 2000-03-31
WESTLAND DEVELOPMENT CO INC
filed 2000-05-05
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2000

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


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                   (unaudited)
                                 March 31, 2000

    ASSETS

Cash and cash equivalents ........................                  $  1,800,174
Short-term investments ...........................                     2,671,900
Receivables:
   Real estate contracts .........................   $     68,820
   Note receivable - related party ...............        103,708
   Other receivables .............................        106,450        278,978
                                                     ------------
Land and improvements held for
   future development ............................                     6,637,360
Income producing properties, net .................                     8,249,553
Property and equipment, net of accumulated
   depreciation of $529,230 ......................                       387,581
Investment in Partnerships and joint ventures ....                       238,187
Other ............................................                       242,007
                                                                    ------------

                                                                    $ 20,505,740
                                                                    ============
    LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $  1,038,397
Deferred income taxes ............................                     5,312,000
Notes, bonds, mortgages and assessments payable ..                     6,198,170
                                                                    ------------
                 Total liabilities ...............                    12,548,567

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      716,608 shares .............................          8,500
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      86,100 shares ..............................         86,100
   Additional paid-in capital ....................        581,527
   Retained earnings .............................      7,281,046      7,957,173
                                                     ------------   ------------

                                                                    $ 20,505,740
                                                                    ============


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                    For the three months ended
                                                             March 31,
                                                      2000              1999
                                                   ----------        ----------
Revenues
   Land ......................................     $1,480,079        $  803,614
   Deferred profit recognized
     on installment sales ....................           --                 322
   Rentals ...................................        240,175           171,985
                                                   ----------        ----------
                                                    1,720,254           975,921
Costs and expenses
   Cost of land revenues .....................        368,436           108,038
   Cost of rentals ...........................         45,637            36,684
   Other general and administrative ..........        417,162           453,633
                                                   ----------        ----------
                                                      831,235           598,355
                                                   ----------        ----------

      Income from operations .................        889,019           377,566

Other (income) expense
   Interest income ...........................        (65,718)          (38,752)
   Gain on sale of property and
        equipment ............................            (30)             --
   Other (income) loss .......................         (4,014)            7,040
   Interest expense ..........................        138,516           103,962
                                                   ----------        ----------
                                                       68,754            72,250
                                                   ----------        ----------

      Earnings before income taxes............        820,265           305,316

Income tax expense ...........................        328,000           123,000
                                                   ----------        ----------

      NET EARNINGS ...........................     $  492,265        $  182,316
                                                   ==========        ==========
Weighted average common and
   common equivalent shares
   outstanding, basic and diluted ............        802,708           802,708
                                                   ==========        ==========

Basic and diluted earnings
   per common share ..........................     $     0.61        $     0.23
                                                   ==========        ==========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     For the nine months ended
                                                              March 31,
                                                       2000             1999
                                                    ----------       ----------
Revenues
   Land ......................................      $5,813,280       $4,210,847
   Deferred profit recognized
     on installment sales ....................            --             30,306
   Rentals ...................................         644,948          530,280
                                                    ----------       ----------
                                                     6,458,228        4,771,433
Costs and expenses
   Cost of land revenues .....................       1,200,183          429,981
   Cost of rentals ...........................         208,807          130,315
   Other general and administrative ..........       1,321,085        1,440,603
                                                    ----------       ----------
                                                     2,730,075        2,000,899
                                                    ----------       ----------

      Income from operations .................       3,728,153        2,770,534

Other (income) expense
   Interest income ...........................        (173,142)         (93,271)
   Gain on sale of property and
        equipment ............................             (80)             --
   Other, net ................................         (11,701)             478
   Interest expense ..........................         467,295          404,517
                                                    ----------       ----------
                                                       282,372          311,724
                                                    ----------       ----------

      Earnings before income taxes............       3,445,781        2,458,810

Income tax expense ...........................       1,378,000          984,000
                                                    ----------       ----------

      NET EARNINGS ...........................      $2,067,781       $1,474,810
                                                    ==========       ==========
Weighted average common and
   common equivalent shares
   outstanding, basic and diluted ............         802,708          802,708
                                                    ==========       ==========

Basic and diluted earnings
    (loss) per common share ..................      $     2.58       $     1.84
                                                    ==========       ==========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                     For the nine months ended
                                                             March 31,
                                                       2000            1999
                                                   ------------    ------------
Cash flows from operating activities
 Cash received from land sales
   and collections on real
   estate contracts receivable .................   $  5,113,226    $  4,225,670
 Development and closing costs paid
   on land sales ...............................       (918,589)     (1,068,656)
 Cash received from rental operations ..........        648,028         536,197
 Cash paid for rental operations ...............        (67,876)           (208)
 Cash paid for property taxes ..................        (82,271)        (75,472)
 Interest received .............................        173,605          93,498
 Interest paid .................................       (469,309)       (386,980)
 Income taxes paid .............................       (740,000)       (171,245)
 Legal and other general and
   administrative costs paid ...................     (1,421,581)     (1,253,743)
 Other .........................................        456,997            (171)
                                                   ------------    ------------
  Net cash provided by
   operating activities ........................      2,692,230       1,898,890
                                                   ------------    ------------
Cash flows from investing activities
 Capital expenditures for income
   producing and other properties ..............       (125,188)        (52,881)
 Change in short-term investments ..............        (93,881)           --
 Proceeds from sale of assets ..................             80            --
 Proceeds from note receivable-related party ...          2,525            --
 Cash distributions from
   partnerships, net ...........................          5,415           6,313
                                                   ------------    ------------
  Net cash used by investing activities ........       (211,049)        (46,568)
                                                   ------------    ------------
Cash flows from financing activities
 Borrowing on notes, mortgages and
   assessments payable .........................        693,975       1,506,041
 Repayments of bonds, mortgages,
   notes and assessments payable ...............     (1,872,456)     (1,833,250)
 Payment of dividends ..........................       (802,708)       (802,708)
                                                   ------------    ------------
  Net cash used in
    financing activities .......................     (1,981,189)     (1,129,917)
                                                   ------------    ------------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS .........................        499,992         722,405

Cash and cash equivalents at
  beginning of period ..........................      1,300,182       3,209,893
                                                   ------------    ------------
Cash and cash equivalents at
  end of period ................................   $  1,800,174    $  3,932,298
                                                   ============    ============
Reconciliation of net earnings
 to net cash provided by
 operating activities
Net earnings ...................................   $  2,067,781    $  1,474,810
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities
     Depreciation ..............................        194,763         170,819
     Profit recognized on prior
       years' installment sales ................           --           (30,306)
     Gain on sale of assets.....................            (80)           --
Change in assets and liabilities
     Income taxes recoverable/payable ..........        638,000         812,755
     Rents receivable, accrued interest,
       property tax and other assets ...........          3,750          12,605
     Real estate contracts .....................        (44,529)         34,441
     Land and improvements held for
       future development ......................         94,702        (602,583)
     Other assets ..............................       (101,661)        (79,230)
     Accounts and retainages payable,
       accrued interest and other
       liabilities .............................       (160,496)        105,579
                                                   ------------    ------------
Net cash provided by
  operating activities .........................   $  2,692,230    $  1,898,890
                                                   ============    ============


                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                                 March 31, 2000

     1. The balance sheet at March 31, 2000, statements of cash flows for the nine month periods ended March 31, 2000 and March 31, 1999 and statements of operations for the three and nine month periods ended March 31, 2000 and March 31, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 1999. The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of operating results for the full year.

     2. The computation of net earnings per common share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration (referred to as equivalents), which for the nine and three month periods ended March 31, 2000 and March 31, 1999 was 802,708.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the nine months ended March 31, 2000, the Company's cash and cash equivalents increased by $ 499,992. During this period, operations provided $2,692,230, the Company invested $211,049, net, in fixed and other assets, retired $1,872,456 of debt, borrowed $693,975 and paid dividends in the amount of $802,708.

     During the third quarter of the current fiscal year, the Company had revenues of $1,720,254 compared to $975,921 during the same period in the prior fiscal year. Operating costs and expenses during the three months ended March 31, 2000, were $831,235 compared to $598,355 during the comparable period in 1999. Although revenues increased appreciably in 2000, costs were higher and operating income increased by approximately $511,000. Revenue for the current year to date is $6,458,228 compared to $4,771,433 in 1999. The difference in revenue this year is due primarily to increased sales of large single parcels over 1999. Operating costs and expenses for the current fiscal year to date are also higher at $2,730,075 compared to $2,000,899 in 1999.

     Prior to June 30, 2000, the Company may expend approximately $1,500,000 or more to acquire replacement lands and property for the land sold to the National Park Service under threat of condemnation. In the event the Company does not replace the property sold to the National Park Service, it may need to utilize a substantial portion of its liquid investments for federal and state income taxes.

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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: May 5, 2000                        By:    Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer