Form 10KSB
period 2000-06-30
WESTLAND DEVELOPMENT CO INC
filed 2000-09-08
CIK 106423

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number: 0-7775

                         WESTLAND DEVELOPMENT CO., INC.
                         ------------------------------
              (Exact name of Westland as specified in its charter)

                New Mexico                                    85-0165021
                ----------                                    ----------
     (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or other organization)                   Identification No.)

           401 Coors Boulevard, N.W., Albuquerque, New Mexico, 87121
           ---------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Westland's telephone number, including area code: 505-831-9600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

         No Par Value Common Stock
         -------------------------
         (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Westland was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Westland's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $7,355,024.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

On September 1, 2000, there were 705,290 No Par Value Common shares and 30,700 Class B shares owned by non-affiliates. The stock was sold on September 1, 2000 for $22 per share. Thus the aggregate market value of the voting stock held by non-affiliates was $16,191,780.

The number of shares outstanding of each of Westland's classes of common stock, as of September 1, 2000, was:

        No Par Value Common:            715,293 shares.
        Class B $1.00 Par Value:         86,100 shares.

DOCUMENTS  INCORPORATED BY REFERENCE:

1) Proxy statement and Proxy for Annual Meeting of Shareholders for the year ended June 30, 2000. 2) Annual Report to shareholders for the year ended June 30, 2000.

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

I. General Development of Business.
-----------------------------------

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

In 1998 the City of Albuquerque and the County of Bernalillo finalized the approval of a master plan for development of 6,400 acres of Westland's land. For Westland to begin developing or selling land within this planned area, Albuquerque must make available the required utilities. The City and Westland have reached a pre-annexation agreement through which the City will annex the initial 1,665 acres and Westland is to furnish sewer and water utilities to the initial 1,665 acres . The lands within the master plan area have been segregated by Westland for development.

As previously stated, for Westland to be able to develop the Master Plan area it must make provision for utilities that do not presently exist on any of the Master Planned lands. Westland has agreed that it will bear the initial cost of the major water and sewer infrastructure to the initial 1,665 acres, which are now estimated to be as much as $10,000,000. An additional $5,000,000 to $10,000,000 will also be required for standard development costs. When completed, Westland will convey the utilities to the City. Although Westland must advance the cost of the utilities, it will recover those costs through a "hook-up" fee that will be charged to each lot sold in the annexed area.
Depending upon the growth of development in this area, it may take 15 or more years for Westland to recover these costs.

Westland is currently soliciting financing for the construction of the initial phase of the Master Plan infrastructure. Although no commitments have yet been received, Management believes that Westland will obtain the required financing and begin construction of improvements within the next fiscal year.

Management remains committed to begin the construction of residential, industrial and commercial developments for lease or sale. Westland's long term business philosophy is to enhance the value of Westland's land through careful planning and development, while retaining ownership of a major portion of the land in perpetuity and simultaneously increasing the value of Westland's stock and to provide dividends for its shareholders, when consistent with Westland's need for a sufficient cash flow to meet current operating expenses.

II. Status of Westland's  Business.
-----------------------------------

Over the past 20 years, Westland developed six master plans and sold all of the acreage included in them. Those master plans are identified as Atrisco Urban Center and El Rancho Atrisco, Phases I through V. These lands, except for the Phase V master plan which was abandoned due the introduction of the Petroglyph National Monument, have now been substantially developed and sold. As discussed above, the new Master Plan encompasses approximately 6,400 acres in an area located north of I-40, between Unser and Paseo del Volcan. Initial utility development of Phase I of the Master Planned area should begin in the next fiscal year, depending upon available funding.

A. Oil and Gas and Grazing Leases.
----------------------------------

Approximately 57,000 acres of Westland's land is not planned for development and 55,139 acres are leased to non-affiliated people for cattle grazing. The leases provided revenue of approximately $22,000 in fiscal 2000. Because of the extreme drought in the area, Westland has granted rent abatements to the tenant in both of the last two fiscal years.

On June 6, 2000, Westland granted an oil and gas lease on approximately 6,365 acres to an exploration corporation. The lessee paid Westland a rental bonus of $9,547 in consideration of the lease. Management is not aware of any drilling or other activities having been conducted on the property by the lessee during since the date of the lease.

Westland also owns and leases certain commercial buildings at an aggregate annual rental of $840,000 (See "Revenue Producing Properties).

B. Development Properties.
--------------------------

As of June 30, 2000, Westland continued to own approximately 175 acres of developed and unsold land. The effort of Westland and its staff is being devoted to the implementation of the new Master Plan at the earliest possible date. A summary of Westland Master Plan is as follows:

C. Westland Master Plan.
------------------------

Westland's new Master Plan covers approximately 6,400 acres located north of Interstate 40 and south of the area designated for the Petroglyph National Monument, west of Unser Boulevard. Westland and the City of Albuquerque have agreed on the conditions through which the City will annex the first 1,665 acres in the Master Plan area and Westland will begin introducing water and sewer utilities to the portions of land that will be initially developed. As discussed above, Westland has agreed to pay the cost of water and sewer utilities to the land with its costs being recovered over time through hook-up fees. Westland anticipates paying the costs incurred to furnish these utilities through a combination of borrowing and use of portions of its income. In addition, any water rights now owned or subsequently acquired by Westland in the 6,400 acres of the master planned area must be assigned to the City for only the 1,665 acres of the master planned area to which the City supplies water and sewer service.

It is anticipated that there are no insurmountable obstacles remaining, including acquiring the necessary financing, to begin of the implementation of the Master Plan. Management expects that the first sale of lands in the master planned area will occur in the next fiscal year, barring unforeseen delays.

D. Other Projects.
------------------

1.  Volcano Business Park.

Volcano Business Park consists of approximately 22 acres zoned for industrial park uses, which were platted and developed into 14 lots. Westland, through a partnership arrangement owns 50% of a 172-unit self-storage facility on approximately 1.7 acres of this property. As of August 1, 2000, the facility was substantially occupied. During the year, the facility was expanded storage of motor vehicles and boats.

2. Project Development.

  (a) North Tract

      The Company is currently preparing marketing information and considering financial options and the optimum timing for initiating development, marketing, and sales of land in the Sector Plan area. The Company has undertaken the subdivision planning, design and approval process for 290 single-family lots in a six-phase project presently called the Painted Sky Subdivision. The Company and Mesa Golf of Dallas, Texas, recently obtained approval for a 27 hole golf course community located on 500 acres adjoining the Petroglyph National Monument within the Sector Plan area from the City of Albuquerque's Environmental Planning Commission. Unfortunately the City's approval was appealed by Mr. Jaime Chavez "on behalf of concerned Atrisco Land Grant heirs" in the name of Water
      Information Network. The appeal may delay the golf course project, and possibly the Sector Plan area's development, increase expenses for the Company, and damage the Company's reputation.

      The Company is also developing three additional subdivisions in an area west of Unser Blvd. And North of I-40 east of the Master planned area. Sales of lots in one or more of these three newly developing areas are anticipated to begin during the current fiscal year.

  (b) South Tract

      During fiscal 2000 the Company sold 100 acres of land located near the proposed extension of Rio Bravo Blvd. to a manufactured housing community developer. In addition, during fiscal year 2000 Bernalillo County commenced construction of the connection of Rio Bravo Blvd. from Coors S.W. to Paseo del Volcan S.W. Completion of the connection of Rio Bravo from Coors to Paseo del Volcan is anticipated by the end of calendar year 2000.

3.  Recreation Complex

Westland previously reported that in 1994 it entered into a lease/option arrangement related to approximately 100 acres located north of I-40 on Paseo del Volcan. Westland took possession and ownership of the facility in 1997 as a result of default in the terms of the lease/option. The Park contains a fully developed recreation and softball complex.

4.  Education and Community Projects

Westland has a continuing corporate program of donating land or otherwise assisting in projects that its management believes have a long term beneficial effect to the development and furtherance of the educational and health of the community and citizens. As previously reported, Westland has donated lands for the purpose of building schools, churches, and health care facilities. During fiscal 1999, Westland donated approximately fifty acres to YES Housing, Inc., a nonprofit corporation, for the purpose of construction of a facility devoted to the housing and employment of mentally ill citizens. During fiscal 2000, Westland received no requests for assistance through the grant of land. Management will continue to review all requests of a similar nature to determine the merits, on a case by case basis, of future requests for similar donations.

5.  Land Sales

Westland has, in the last year, completed 28 transactions totaling approximately 235 acres.

6.   Reinvestment Properties

As part of Westland's plans to defer the tax burden arising from the sale of its lands to the National Park Service under threat of condemnation for inclusion in the Petroglyph National Monument, it reinvested the sale proceeds in the properties discussed below and two vacant land parcels. As a result of these purchases, Westland believes that it has deferred payment of taxes on the sales of land to the National Park Service.

The Commercial properties are the following:

a) A commercial building at Coors Boulevard and Sequoia Road in Albuquerque at a cost of $2,630,000, $1,729,442 of which is subject to a Mortgage upon which Westland must pay monthly payments of $17,970. This building has been leased to Walgreen Co. for 20 years at a fixed rent of $19,173 per month plus additional rent based upon a formula of gross sales up to a maximum rent of $460,161 in any one year.

b) A commercial building in Albuquerque's Midway Industrial Park at a cost of $1,074,000, $693,358 of which is subject to a Mortgage upon which Westland must make monthly payments of $6,893. This building has been leased to Circuit City Stores for a term of 10 years at an escalating rental beginning at $4.25 per square foot the first year and increasing in stages to $5.55 per square foot in the tenth year. The lessee has also been granted the right to extend the lease for two additional 5 year terms at escalating rental rates during each of the years of any extended term. The current rent is $9,804 per month.

c) A commercial building located at Coors Boulevard and Central Avenue at a cost of $3,593,000, which is subject to a mortgage of $2,613,731 requiring payments of $24,682 per month. The building has been leased to Walgreen Co. on a minimum 20 year lease at a fixed rent of $26,122 per month plus a percentage of gross sales, with the maximum annual rent being capped at $626,922. Walgreen Co. may continue the term of the lease for an additional 40 years.

d) A commercial building located at the SE corner of Eubank and Spain, N.E., at a cost of approximately $1,331,000, which is subject to a mortgage of $915,820 requiring payments of $9,079 per month. The building has been leased to Marie Callender Pie Shops, Inc., on a minimum 10-year lease at a fixed rent of $11,000, plus a Percentage Rent in the amount of 6% of Annual Gross Sales in excess of $132,000. The tenant has the right to renew the lease for as many as three 5 year terms.

Current Real Estate Market Conditions

The market conditions for the development and sale of properties in Albuquerque have slowed but remain positive at the present time. Westland has been able to sell the residential properties it had available for sale. Management believes that for the foreseeable future commercial and industrial construction will continue at a rapid pace while the demand for single family residential construction will continue at a more moderate pace.

Competition
-----------

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

The implementation of certain mandated impact fees may have an as yet undetermined affect on Westland's ability to sell property in competition with developers of land located in neighboring counties. (See "Governmental Regulations")

Employees
---------

As of June 30, 2000, Westland had ten full-time and seven part-time employees. Westland's president, who is also a director, is a full time employee. Westland also had contractual relationships with other individuals, including two of Westland's officers and directors, who provided various services to the Company.

Government Regulations
----------------------

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

A mandate by the State Legislature for implementation of Impact Fees may result in Westland's lands being disadvantaged because the fees that surrounding counties charge may be less than those that will be charged by Albuquerque and Bernalillo County. Bernalillo County began the assessment of such fees on January 1, 1996, but Albuquerque has not yet implemented the fees. Westland does not believe that these fees will fees adversely impact its business in any material way.

Availability of Water and Municipal Services.
--------------------------------------------

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

Other Factors Affecting Development of Westland's Land
------------------------------------------------------

Various activist groups, as well as neighborhood organizations occasionally take actions, which have, to some extent, delayed Westland's plans for the development of some of its lands. The most recent of these is the appeal by Mr. Chavez to the EPC of Westland's proposed golf course development. Two activist groups filed appeals with the City of Albuquerque related to Westland's Master Plan. However, the Master Plan was upheld with only minor modifications.

ITEM 2:  DESCRIPTION OF PROPERTIES

The major physical assets owned by Westland are its land which is owned in fee simple. The land is mostly comprised of approximately 59,000 acres of undeveloped land held for long-term investment. Approximately 6,400 acres are located in Westland's Master Plan area.

Westland also owns the Atrisco Urban Center office building, comprising approximately 11,097 square feet, 4,166 of which is leased to Bank of America at a monthly rental of $5,022, while the remainder is used by Westland for its executive offices. This building is not mortgaged. Westland also owns four commercial buildings that are leased to others and is a 50% owner of a self storage facility. See "Item 1. Business - Reinvestment Properties."

Westland's land is crossed by Interstate Highway I-40, the main east-west thoroughfare through Albuquerque. Access to Westland's land from Interstate 40 is provided by the Coors Boulevard interchange near the eastern edge of Westland's land, by the Unser Boulevard interchange at the western edge of the Atrisco Urban Center, by the 98th Street interchange to the west of the Atrisco Urban Center and by the Paseo del Volcan interchange where I-40, Paseo del Volcan and Central Avenue meet. Running north from the I-40 interchange, Paseo del Volcan transverses about 4 1/2 miles of Westland's land to the Double Eagle II Airport.. Bernalillo County has extended Paseo del Volcan south of the I-40 interchange to the point at which it will intersect with the Rio Bravo extension to form an inner loop for the City's southwest quadrant and construction has commenced to link Rio Bravo and Paseo del Volcan.

Westland and other landowners and developers (the Northwest Loop Association) dedicated land and have paid a portion of the design costs for the Northwest Loop, which has been approved by the New Mexico State Highway Commission. The Northwest Loop will extend for approximately 39 miles and will connect I-40 and 1-25, through New Mexico State Highway 44, and will cross the western portion of Westland's land within the Rio Puerco valley. In 1995 Westland donated 169 acres for development of the Northwest Loop. Completion of the Northwest Loop is not expected for 15 to 20 years. Most of Westland's land is remote and not readily accessible, not serviced by utilities, and Westland believes that the bulk of its land will not be available for development in the foreseeable future.

A large portion of the undeveloped land is leased for agricultural uses (see "Item 1. Business" ). The bulk of Westland's undeveloped land is held for long term investment.

In the opinion of the Company's Management, its developed property is adequately covered by insurance.

ITEM 3:  LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to the Company's business, neither the Company nor any member of management is the subject of any pending or threatened legal proceedings:

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II

ITEM 5: MARKET FOR WESTLAND'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

Information required by this item is incorporated by reference to the item in Westland's Annual Report to Shareholders for the year ended June 30, 2000 entitled "Market Price and Dividends on Westland's Common Equity and Related Stockholder Matters."

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item is incorporated by reference to the item in Westland's Annual Report to Shareholders for the fiscal year ended June 30, 2000 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7:  FINANCIAL STATEMENTS

The information required by this item is incorporated by reference to the Financial Statements in Westland's Annual Report to Shareholders for the fiscal year ended June 30, 2000 which is attached as exhibit 13 to this report.

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

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated by reference to the items in Westland's definitive Proxy Statement for the October 20, 2000, Annual Meeting of Shareholders entitled "Election of Directors" and "Directors and Executive Officers". All reports required by Section 16(a) of the Exchange Act to be filed during the fiscal year were filed.

ITEM 10:  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the item in Westland's Definitive Proxy Statement for the October 20, 2000, Annual Meeting of Shareholders entitled "Executive Compensation".

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the item in Westland's Definitive Proxy Statement for the October 20, 2000, Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof".

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the item in Westland's Definitive Proxy Statement for the October 20, 2000, Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof" and "Executive Compensation".

                                     PART IV

ITEM 13:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1. Financial Statements, incorporated by reference to Westland's Annual Report to Shareholders for each of the two years ended June 30, 1999 and 2000:

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

(10.10) Lease Agreement dated June 29, 1999, between Marie Callender Restaurant and Pie Shop, a California corporation, as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

(11) Statement regarding computation of per share earnings is incorporated by reference to Note A(9) to the Financial Statements incorporated herein by reference to Westland's Annual Report to Shareholders for the Fiscal year ended June 30, 2000.

Annual Report to Shareholders for the Fiscal year ended June 30, 2000.

Subsidiaries of Westland:

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

WESTLAND DEVELOPMENT CO., INC.

By: Barbara Page
    -----------------------
    Barbara Page, President, Chief  Executive  Officer, Chief  Financial Officer
                  and Director

Date: September 6, 2000

In accordance with the Exchange Act, this report has been signed below by thefollowing persons in behalf of Westland and in the capacities and on the dates indicated.

By: David C. Armijo
    -----------------------
    David C. Armijo, Secretary-Treasurer  and Principal Financial Officer

Date: September 6, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of Westland and in capacities and on the dates indicated.

By: David C. Armijo
    ----------------------
    David C. Armijo, Director

Date: September 6, 2000



By: Lee Anaya
    ----------------------
    Polecarpio (Lee) Anaya, Executive Vice President and Director

Date: September 6, 2000

By: Sosimo S. Padilla
    ----------------------
    Sosimo S. Padilla, Director and Chairman of the Board

Date: September 6, 2000



By: Josie G. Castillo
    ----------------------
    Josie G. Castillo, Director

Date: September 6, 2000



By: Carmel T. Chavez
    ----------------------
    Carmel T. Chavez, Director

Date: September 6, 2000


By: Joe S. Chavez
    ----------------------
    Joe S. Chavez, Director

Date: September 6, 2000



By: Charles V. Pena
    ----------------------
    Charles V. Pena, Director

Date: September 6, 2000



By: Carlos Saavedra
    ----------------------
    Carlos Saavedra, Director

Date: September 6, 2000



By: Barbara Page
    ----------------------
    Barbara Page, Director

Date:  September 6, 2000