Form 10QSB
period 2000-09-30
WESTLAND DEVELOPMENT CO INC
filed 2000-11-14
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 30, 2000

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

          NEW MEXICO                                       85-0165021
-------------------------------                  -------------------------------
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
YES [ X ] No [  ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of November 9, 2000:

     No Par Value Common:                    715,058
     Class B $1.00 Par Value Common:          86,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]



                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                               September 30, 2000

    ASSETS
Cash and cash equivalents ........................                  $    427,968
Short-term investments ...........................                     1,586,581
Receivables:
   Real estate contracts .........................   $     65,067
   Note receivable - related party ...............        102,259
   Other receivables .............................        164,243        331,569
                                                     ------------
Land and improvements held for
   future development ............................                     6,945,765
Income producing properties, net .................                    12,043,948
Property and equipment, net of accumulated
   depreciation of $544,133 ......................                       372,083
Investment in Partnerships and joint ventures ....                       234,530
Income taxes receivable ..........................                       249,585
Other ............................................                       167,615
                                                                    ------------

                                                                    $ 22,359,644
                                                                    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $    514,539
Deferred income taxes ............................                     5,369,049
Notes, bonds, mortgages and assessments payable ..                     9,574,313
                                                                    ------------
                 Total liabilities ...............                    15,457,901

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      715,058 shares .............................          8,500
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      86,100 shares ..............................         86,100
   Additional paid-in capital ....................        581,527
   Retained earnings .............................      6,225,616      6,901,743
                                                     ------------   ------------

                                                                    $ 22,359,644
                                                                    ============



                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                      For the 3 months ended
                                                           September 30,
                                                       2000            1999
                                                    -----------     -----------
Revenues
   Land ......................................      $   331,537     $ 3,955,257
   Rentals ...................................          219,184         205,597
                                                    -----------     -----------
                                                        550,721       4,160,854
Costs and expenses
   Cost of land revenues .....................          185,433         715,452
   Cost of rentals ...........................           60,615          51,339
   General and administrative ................          664,196         430,990
                                                    -----------     -----------
                                                        910,244       1,197,781
                                                    -----------     -----------

      (Loss) income from operations ..........         (359,523)      2,963,073

Other (income) expense
   Interest income ...........................          (56,988)        (45,119)
   Other income ..............................           (5,921)        (70,694)
   Interest expense ..........................          146,287         175,808
                                                    -----------     -----------
                                                         83,378          59,995
                                                    -----------     -----------

      (Loss) earnings before income taxes ....         (442,901)      2,903,078

Income tax (benefit) expense .................         (177,000)      1,171,000
                                                    -----------     -----------

      NET (LOSS) EARNINGS ....................      $  (265,901)    $ 1,732,078
                                                    ===========     ===========
Weighted average common shares
   outstanding ...............................          801,380         802,708
                                                    ===========     ===========
(Loss) earnings per common share .............      $      (.33)    $      2.16
                                                    ===========     ===========



                        WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                   For the three months ended
                                                          September 30,
                                                      2000             1999
                                                  ------------    -------------
Cash flows from operating activities
 Cash received from land sales
   and collections on real
   estate contracts receivable .................  $    329,807    $   3,922,889
 Development and closing costs paid
   on land sales ...............................      (154,948)        (162,097)
 Cash received from rental operations ..........       217,987          211,149
 Cash paid for rental operations ...............       (10,690)          (4,050)
 Cash received (paid) for property taxes .......        18,930           (8,507)
 Interest received .............................        56,419           44,439
 Interest paid .................................      (137,105)        (173,794)
 Income taxes paid .............................       (50,000)            --
 General and administrative costs paid .........      (652,457)        (664,339)
 Other .........................................         5,921            1,474
                                                  ------------     ------------
  Net cash (used) provided by
   operating activities ........................      (376,136)       3,167,164
                                                  ------------     ------------

Cash flows from investing activities
 Capital expenditures for income
   producing and other properties ..............    (3,952,194)         (84,309)
 Investment in partnerships and joint ventures .           179           (7,584)
 Change in short-term investments ..............    (1,476,667)      (2,909,823)
 Proceeds from note receivable-related party ...           816              785
                                                  ------------     ------------
  Net cash used in investing activities ........    (5,427,866)      (3,000,931)
                                                  ------------     ------------
Cash flows from financing activities
 Borrowing on notes, mortgages and
   assessments payable .........................     3,429,135         281,476
 Repayments of bonds, mortgages,
   notes and assessments payable ...............       (70,252)       (768,158)
 Payment of dividends ..........................    (1,003,623)       (802,708)
 Purchase of common stock ......................        (5,850)           --
                                                  ------------     ------------
  Net cash provided (used) in
    financing activities .......................     2,349,410       (1,289,390)
                                                  ------------     ------------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS .........................    (3,454,592)      (1,123,157)

Cash and cash equivalents at
  beginning of period ..........................     3,882,560        1,300,182
                                                  ------------     ------------
Cash and cash equivalents at
  end of period ................................  $    427,968     $    177,025
                                                  ============     ============

Reconciliation of net (loss)
 earnings to net cash used in
 operating activities

Net (loss) earnings ............................  $   (265,901)    $  1,732,078

Adjustments to reconcile net (loss)
 earnings to net cash used
 provided by operating activities
     Depreciation ..............................        66,416           64,378

Change in
     Rents receivable, accrued interest,
       property tax and other assets ...........        (9,647)        (142,868)
     Real estate contracts .....................         1,790          (48,566)
     Land and improvements held for
       future development and income
       producing properties ....................        25,557          545,456
     Other assets ..............................        (5,824)         (49,442)
     Accounts and retainages payable,
       accrued interest and other
       liabilities .............................        38,473         (104,872)
     Income taxes payable ......................      (227,000)       1,171,000
                                                  ------------     ------------
Net cash (used in) provided by
  operating activities .........................  $   (376,136)    $  3,167,164
                                                  ============     ============


                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                               September 30, 2000

     1. The balance sheet at September 30, 2000, statements of cash flows and statements of operations for the three months ended September 30, 2000 and September 30, 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 2000. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of operating results for the full year.

     2. The computation of earnings (loss) per common share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration, which for the three month periods ended September 30, 2000 and September 30, 1999 were 801,380 and 802,708, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the three months ended September 30, 2000, the Company's cash and cash equivalents decreased by $3,454,592. During this period, operations used $376,136, the Company invested $5,427,866 in fixed and other assets, primarily in income producing and short-term investments, incurred $3,429,135 of debt and paid dividends in the amount of $1,003,623.

     During the first quarter of the current fiscal year, the Company had revenues of $550,721 compared to $4,160,854 during the same period in the prior fiscal year. Land revenues decreased significantly primarily due to the sale in 1999 of a two parcels for approximately $3,063,000. Operating expenses during the three months ended September 30, 2000, were $910,244 compared to $1,197,781 during the comparable period in 1999. The decrease was due principally to a decrease in cost of land revenues of $530,019, partially offset by an increase in general and administrative expense of $233,206.

     The Company may expend approximately $1,692,000 by June 30, 2002 to acquire replacement lands and property for the land sold to the National Park Service under threat of condemnation. In the event the Company does not replace the property sold to the National Park Service, it may need to utilize a substantial portion of its liquid investments for federal and state income taxes.


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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: November 9, 2000            By:    Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer