Form 10QSB
period 2000-12-31
WESTLAND DEVELOPMENT CO INC
filed 2001-02-14
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended December 31, 2000

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
YES [ X ] No [  ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of February 12, 2001:

     No Par Value Common:                    714,894
     Class B $1.00 Par Value Common:          86,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]



                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                               December 31, 2000

    ASSETS
Cash and cash equivalents ........................                  $    537,151
Short-term investments ...........................                     1,609,921
Receivables:
   Real estate contracts .........................   $     17,586
   Note receivable - related party ...............        101,426
   Other receivables .............................        142,675        261,687
                                                     ------------
Land and improvements held for
   future development ............................                     7,572,222
Income producing properties, net .................                    11,973,218
Property and equipment, net of accumulated
   depreciation of $558,579 ......................                       359,175
Investment in Partnerships and joint ventures ....                       232,177
Income taxes receivable ..........................                       401,585
Other ............................................                       197,021
                                                                    ------------

                                                                    $ 23,144,157
                                                                    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $    882,263
Deferred income taxes ............................                     5,369,049
Notes, bonds, mortgages and assessments payable ..                    10,207,473
                                                                    ------------
                 Total liabilities ...............                    16,458,785

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      714,894 shares .............................          8,500
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      86,100 shares ..............................         86,100
   Additional paid-in capital ....................        591,811
   Retained earnings .............................      5,998,961      6,685,372
                                                     ------------   ------------

                                                                    $ 23,144,157
                                                                    ============



                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                        For the 3 months ended
                                                             December 31,
                                                        2000           1999
                                                     -----------    -----------
Revenues
   Land ......................................       $   136,710    $   377,944
   Rentals ...................................           298,063        199,176
                                                     -----------    -----------
                                                         434,773        577,120
Costs and expenses
   Cost of land revenues .....................           110,693        116,295
   Cost of rentals ...........................            81,632        111,831
   General and administrative ................           465,072        472,933
                                                     -----------    -----------
                                                         657,397        701,059
                                                     -----------    -----------

      Operating loss .........................          (222,624)      (123,939)

Other (income) expense
   Interest income ...........................           (31,083)       (62,305)
   Other income ..............................            (5,737)        62,956
   Interest expense ..........................           192,851        152,971
                                                     -----------    -----------
                                                         156,031        153,622`
                                                     -----------    -----------

      Loss before income taxes ...............          (378,655)      (277,561)

Income tax benefit ...........................          (152,000)      (121,000)
                                                     -----------    -----------

      NET LOSS ...............................       $  (226,655)   $  (156,561)
                                                     ===========    ===========
Weighted average common shares
   outstanding ...............................           801,103        802,708
                                                     ===========    ===========
Loss per common share ........................       $      (.28)   $      (.20)
                                                     ===========    ===========



                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        For the 6 months ended
                                                             December 31,
                                                        2000           1999
                                                     -----------    -----------
Revenues
   Land ......................................       $   468,247    $ 4,333,201
   Rentals ...................................           517,247        404,773
                                                     -----------    -----------
                                                         985,494      4,737,974
Costs and expenses
   Cost of land revenues .....................           296,126        831,747
   Cost of rentals ...........................           142,247        163,170
   General and administrative ................         1,129,268        903,923
                                                     -----------    -----------
                                                       1,567,641      1,898,840
                                                     -----------    -----------

      Operating (loss) income ................          (582,147)     2,839,134

Other (income) expense
   Interest income ...........................           (88,071)      (107,424)
   Other income ..............................           (11,658)        (7,737)
   Interest expense ..........................           339,138        328,779
                                                     -----------    -----------
                                                         239,409        213,618
                                                     -----------    -----------

      (Loss) earnings before income taxes ....          (821,556)     2,625,516

Income tax (benefit) expense .................          (329,000)     1,050,000
                                                     -----------    -----------

      NET (LOSS) EARNINGS ....................       $  (492,556)   $ 1,575,516
                                                     ===========    ===========
Weighted average common shares
   outstanding ...............................           801,248        802,708
                                                     ===========     ==========
(Loss) earnings per common share .............       $      (.61)    $     1.96
                                                     ===========     ==========



                        WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                    For the six months ended
                                                           December 31,
                                                      2000             1999
                                                 -------------    -------------
Cash flows from operating activities
 Cash received from land sales
   and collections on real
   estate contracts receivable .................   $    499,906    $  4,299,539
 Development and closing costs paid
   on land sales ...............................       (891,328)       (285,861)
 Cash received from rental operations ..........        486,685         409,050
 Cash paid for rental operations ...............        (20,349)        (69,064)
 Cash paid for property taxes ..................        (33,880)        (43,286)
 Interest received .............................         87,314         107,510
 Interest paid .................................       (324,959)       (330,205)
 Income taxes paid .............................        (50,000)       (428,000)
 General and administrative costs paid .........       (651,095)     (1,102,797)
 Other .........................................            100          (9,260)
                                                   ------------    ------------
Net cash (used) provided
   by operating activities .....................       (897,606)      2,547,626
                                                   ------------    ------------

Cash flows from investing activities
 Capital expenditures for income
   producing and other properties ..............     (3,956,389)       (119,325)
 Investment in partnerships and joint ventures .         14,000          (1,585)
 Change in short-term investments ..............     (1,500,007)     (2,051,533)
 Proceeds from note receivable-related party ...          1,649           1,609
 Proceeds from sale of assets ..................             90              50
                                                   ------------    ------------
  Net cash used in investing activities ........     (5,440,657)     (2,170,784)
                                                   ------------    ------------
Cash flows from financing activities
 Borrowing on notes, mortgages and
   assessments payable .........................      4,247,109         581,475
 Repayments of bonds, mortgages,
   notes and assessments payable ...............       (255,066)       (952,509)
 Payment of dividends ..........................     (1,003,623)       (802,708)
 Purchase/retirement of common stock, net ......          4,434            --
                                                   ------------    ------------
  Net cash provided (used)
    in financing activities ....................      2,992,854      (1,173,742)
                                                   ------------    ------------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS .........................     (3,345,409)       (796,900)

Cash and cash equivalents at
  beginning of period ..........................      3,882,560       1,300,182
                                                   ------------    ------------
Cash and cash equivalents at
  end of period ................................   $    537,151    $    503,282
                                                   ============    ============

Reconciliation of net (loss)
 earnings to net cash (used)
 provided by operating activities

Net (loss) earnings ............................   $   (492,556)   $  1,574,516

Adjustments to reconcile net (loss)
 earnings to net cash (used)
   provided by operating activities
     Depreciation ..............................        154,249         128,905
     Gain on sale/loss on retirement of assets .            (90)            (50)

Change in
     Rents receivable, accrued interest,
       property tax and other assets ...........         11,921        (112,343)
     Real estate contracts .....................         49,271         (46,727)
     Land and improvements held for
       future development and income
       producing properties ....................       (600,900)        538,987
     Other assets ..............................        (46,698)         (2,284)
     Accounts and retainages payable,
       accrued interest and other
        liabilities ............................       (379,000)       (155,378)
     Income taxes payable/recoverable ..........        406,197         622,000
                                                   ------------    ------------
Net cash (used) provided by
  operating activities .........................   $   (897,606)   $  2,547,626
                                                   ============    ============


                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                               December 31, 2000

     1. The balance sheet at December 31, 2000, statements of operations for the three and six month periods ended December 31, 2000 and 1999 and statements of cash flows for six month periods ended December 31, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 2000. The results of operations for the three months and six months ended December 31, 2000 are not necessarily indicative of operating results for the full year.

     2. The computation of earnings per common share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration, which for the three and six month periods ended December 31, 2000 were 801,103 and 801,248, respectively and for December 31, 1999 were 802,708.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General:

The Company receives cash from the sale of its lands, from rental properties and from borrowing. It uses its cash to pay mortgage and other debt payments, to develop its properties for resale to others and for its general and administrative expenses. Also, it uses its cash to pay dividends to its shareholders.

The Company has nearly exhausted its inventory of developed lands and must look to the development of the initial 1,600 acres of its Master Plan area for future sales. The cost of any development of these acres, pursuant to an agreement with the City of Albuquerque, requires the Company to install and transfer to the City all of the necessary infrastructure for delivery of water to the acreage, including water rights. The cost of this infrastructure for the entire Master Plan has been estimated at more than twenty million dollars. This is in addition to the cost of otherwise developing the land for resale to others. Most of this expenditure must be made prior to the development of the first acres in the Master Planned area.

The Company does not have $20,000,000 in cash with which to construct the required infrastructure and is reviewing various alternative ways that it might finance the project. It is reviewing various forms of financing, including the possibility of industrial revenue bonds, commercial bonds and commercial loans. One alternative is to finance the project by debt arrangements, but no method of financing the project has been accepted by the board. Management is also evaluating the possibility of joining with others in some form of joint project with the costs of the project being underwritten by the other partners with the Company contributing the land for its share of the project. However, in this event, the Company will probably be required to turn over control of the project to others. Also, management is exploring the possibility of bulk sales of raw land to others as a way to acquire the financing necessary for the infrastructure costs. In this event, the Company will retain control of the development of the lands not sold to others, but will probably be required to sell the most immediately developable land to receive the best values for its properties. Each of these alternatives is under consideration and the board will select one or more of them for the project.

Any failure by management to acquire the required financing will have a major impact on the Company's operations. If this should happen, which management thinks is unlikely, the Company would be without inventory for sale to others except for the sale of tracts of undeveloped, and possibly undevelopable, land at prices not presently capable of determination. In such event, the Company would be required to curtail most of its business activities and would probably not be able to pay dividends.

If the infrastructure is financed by the Company, the city will charge each builder a utility hook-up fee at the time the finished lot is connected to the city's water supply. At that time, the Company will receive a portion of the hook-up fee. In this way, it is hoped that the Company will eventually recapture the costs it has expended for the water system.

Financial Condition.

During the six months ended December 31, 2000, the Company's cash and cash equivalents decreased by $3,345,409. During this period, operations used $897,516, the Company invested $3,956,389 in fixed and other assets, primarily in short-term investments, incurred $4,247,109 of debt, net and paid dividends in the amount of $1,003,623.

In 1999, operations provided $2,547,626, $371,034 of debt was repaid, $119,325 was invested in fixed assets and dividends were paid in the amount of $802,708. Cash and equivalents decreased by $796,900.

The lack of developed lands for sale and the lack of sales of undeveloped lands during the current six-month period has resulted in the Company using its cash reserves for ordinary operating expenses. The use of the cash reserves increases the amount of money that must be borrowed to meet the Company's long term commitments. To the extent that the Company can not meet its long term cash requirements, the Company's business will be substantially curtailed and it may again enter a period where it can not meet its current cash requirements or pay dividends to its shareholders.

Potential Tax Liability

The Company may expend approximately $2,200,000 or more to acquire replacement lands and property for the land sold to various government entities under threat of condemnation. In the event the Company does not replace the property sold to the government, it may need to utilize a substantial portion of its liquid investments for federal and state income taxes.

It is the Company's aim to acquire high quality income producing properties as replacement property for the lands sold to the government under threat of condemnation. Such properties are not readily available in Albuquerque. The tax code in this instance permits the Company to acquire other properties as a tax-free like kind exchange.

Because of these sales to the government, the Company has received income on which it must pay income taxes of approximately $880,000 if replacement properties are not acquired before the taxes become payable. It is Management's intention to acquire a property or properties that will qualify for the exchange and not to pay the taxes that might have been incurred by the sale to the government. Gains on these sales have been recognized by the Company and deferred income taxes have been recorded for the differences between book and tax recognition of these gains.

Management has for the past several years continued to look at prospective income producing properties that meet certain requirements as to tenant, income, mortgage costs and maintenance expense. It is Management's intent to acquire properties that will earn sufficient rental income for the Company so that the Company will not have any expenses resulting for the ownership of the property. It was management's intent to acquire these properties in Albuquerque, but it was found that there were not sufficient properties available in Albuquerque for purchase. The last property that met Management's requirements was found in El Paso, Texas. Management is confident that a property meeting The Company's requirements will be timely found.


Results of Operations

During the second quarter of the current fiscal year, the Company had revenues of $434,773 compared to $577,120 during the same period in the prior fiscal year. Operating costs and expenses during the three months ended December 31, 2000, were $657,397 compared to $701,059 during the comparable period in 1999. For the year to date, revenues were $985,494 in 2000 and $4,737,974 in 1999. Operating costs and expenses were $1,567,641 in 2000 and $1,898,840 in 1999.

In 1999, the Company had approximately $912,000 in sales of small developed lots to a single builder, and $3,327,000 sales of large, undeveloped parcels, including $2,148,000 to a single buyer. In 2000, Small lot sales were $435,000. In 1999, cost of land revenues were significantly higher than 2000 due to larger sales volume.

As a real estate developer, the Company spends significant amounts of time and cash to complete land preparation prior to being able to offer the developed lots for sale to builders. The Company has learned that to maximize the value of its lands, it must develop the lands with the sale of completely developed lots ready to build on rather than to sell its land in an undeveloped condition to developers. Because of this there is a time lag between the time the expenditure for development is made and the revenue from the sale of lots is received. Sometimes this time lag can be over a period of quarters, and in some instances of large developments, over a period of years. Because of the fluctuations in Albuquerque's real estate market resulting from overbuilding, under building and economic conditions the Company is not able to equalize income and expenses. Because Albuquerque has been one of the fastest growing communities in the country these fluctuations have been especially hard to anticipate and predict.



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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: February 12, 2001           By:    Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer