Form 10QSB
period 2001-03-31
WESTLAND DEVELOPMENT CO INC
filed 2001-05-11
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended March 31, 2001

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of May 10, 2001:

     No Par Value Common:                    714,894
     Class B $1.00 Par Value Common:          86,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]



                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                                 March 31, 2001

    ASSETS
Cash and cash equivalents ........................                  $    373,875
Short-term investments ...........................                     1,480,950
Receivables:
   Real estate contracts .........................   $     16,365
   Note receivable - related party ...............        100,576
   Other receivables .............................        153,588        270,529
                                                     ------------
Land and improvements held for
   future development ............................                     8,140,813
Income producing properties, net .................                    11,876,456
Property and equipment, net of accumulated
   depreciation of $573,419 ......................                       345,624
Investment in Partnerships and joint ventures ....                       231,048
Income taxes receivable ..........................                       542,585
Other ............................................                       169,742
                                                                    ------------

                                                                    $ 23,431,622
                                                                    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $    583,449
Deferred income taxes ............................                     5,369,049
Notes, bonds, mortgages and assessments payable ..                    11,010,551
                                                                    ------------
                 Total liabilities ...............                    16,963,049

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      714,894 shares .............................          8,500
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      86,100 shares ..............................         86,100
   Additional paid-in capital ....................        591,811
   Retained earnings .............................      5,782,162      6,468,573
                                                     ------------   ------------

                                                                    $ 23,431,622
                                                                    ============



                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     For the three months ended
                                                              March 31,
                                                        2001           2000
                                                     -----------    -----------
Revenues
   Land ......................................       $    24,377    $ 1,480,079
   Rentals ...................................           292,963        240,175
                                                     -----------    -----------
                                                         317,340      1,720,254
Costs and expenses
   Cost of land revenues .....................              --          368,436
   Cost of rentals ...........................            79,145         45,637
   General and administrative ................           414,875        417,162
                                                     -----------    -----------
                                                         494,020        831,235
                                                     -----------    -----------

      Operating (loss) earnings ..............          (176,680)       889,019

Other (income) expense
   Interest income ...........................           (28,830)       (65,718)
   Other income ..............................            (9,121)        (4,044)
   Interest expense ..........................           219,070        138,516
                                                     -----------    -----------
                                                         181,119         68,754`
                                                     -----------    -----------

      (Loss) earnings before income taxes ....          (357,799)       820,265

Income tax (benefit) expense .................          (141,000)       328,000
                                                     -----------    -----------

      NET (LOSS) EARNINGS ....................       $  (216,799)   $   492,265
                                                     ===========    ===========
Weighted average common shares
   outstanding ...............................           800,994        802,708
                                                     ===========    ===========
(Loss) earnings per common share .............       $      (.27)   $       .61
                                                     ===========    ===========



                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     For the nine months ended
                                                              March 31,
                                                        2001           2000
                                                     -----------    -----------
Revenues
   Land ......................................       $   492,624    $ 5,813,280
   Rentals ...................................           810,210        644,948
                                                     -----------    -----------
                                                       1,302,834      6,458,228
Costs and expenses
   Cost of land revenues .....................           296,126      1,200,183
   Cost of rentals ...........................           221,392        208,807
   General and administrative ................         1,544,143      1,321,085
                                                     -----------    -----------
                                                       2,061,661      2,730,075
                                                     -----------    -----------

      Operating (loss) earnings ..............          (758,827)     3,728,153

Other (income) expense
   Interest income ...........................          (116,901)      (173,142)
   Other income ..............................           (20,779)       (11,781)
   Interest expense ..........................           558,208        467,295
                                                     -----------    -----------
                                                         420,528        282,372
                                                     -----------    -----------

      (Loss) earnings before income taxes ....        (1,179,355)     3,445,781

Income tax (benefit) expense .................          (470,000)     1,378,000
                                                     -----------    -----------

      NET (LOSS) EARNINGS ....................       $  (709,355)   $ 2,067,781
                                                     ===========    ===========
Weighted average common shares
   outstanding ...............................           801,165        802,708
                                                     ===========     ==========
(Loss) earnings per common share .............       $      (.89)    $     2.58
                                                     ===========     ==========



                        WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                    For the nine months ended
                                                            March 31,
                                                      2001             2000
                                                 -------------    -------------
Cash flows from operating activities
 Cash received from land sales
   and collections on real
   estate contracts receivable .................   $    509,488    $  5,113,226
 Development and closing costs paid
   on land sales ...............................     (1,468,587)       (918,589)
 Cash received from rental operations ..........        806,618         648,028
 Cash paid for rental operations ...............        (55,896)        (67,876)
 Cash paid for property taxes ..................         48,129         (82,271)
 Interest received .............................        116,155         173,605
 Interest paid .................................       (540,178)       (469,309)
 Income taxes paid .............................        (50,000)       (740,000)
 General and administrative costs paid .........     (1,415,334)     (1,421,581)
 Other .........................................            100         456,997
                                                   ------------    ------------
Net cash (used) provided
   by operating activities .....................     (2,049,505)      2,692,230
                                                   ------------    ------------

Cash flows from investing activities
 Capital expenditures for income
   producing and other properties ..............     (3,910,915)       (125,188)
 Cash received from partnerships
   and joint ventures ..........................         24,250           5,415
 Change in short-term investments ..............     (1,371,036)        (93,881)
 Proceeds from note receivable-related party ...          2,499           2,525
 Proceeds from sale of assets ..................             90              80
                                                   ------------    ------------
  Net cash used in investing activities ........     (5,255,112)       (211,049)
                                                   ------------    ------------
Cash flows from financing activities
 Borrowing on notes, mortgages and
   assessments payable .........................      5,294,617         693,975
 Repayments of bonds, mortgages,
   notes and assessments payable ...............       (499,496)     (1,872,456)
 Payment of dividends ..........................     (1,003,623)       (802,708)
 Purchase/retirement of common stock, net ......          4,434            --
                                                   ------------    ------------
  Net cash provided (used)
    in financing activities ....................      3,795,932      (1,981,189)
                                                   ------------    ------------
NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS ....................     (3,508,685)        499,992

Cash and cash equivalents at
  beginning of period ..........................      3,882,560       1,300,182
                                                   ------------    ------------
Cash and cash equivalents at
  end of period ................................   $    373,875    $  1,800,174
                                                   ============    ============

Reconciliation of net (loss)
 earnings to net cash (used)
 provided by operating activities

Net (loss) earnings ............................   $   (709,355)   $  2,067,781

Adjustments to reconcile net (loss)
 earnings to net cash (used)
   provided by operating activities
     Depreciation ..............................        240,854         194,763
     Gain on sale/loss on retirement of assets .            (90)            (80)

Change in
     Rents receivable, accrued interest,
       property tax and other assets ...........        (20,758)          3,750
     Real estate contracts .....................         50,492         (44,529)
     Land and improvements held for
       future development and income
       producing properties ....................     (1,169,491)         94,702
     Other assets ..............................        (28,540)       (101,661)
     Accounts and retainages payable,
       accrued interest and other
        liabilities ............................        107,383        (160,496)
     Income taxes payable/recoverable ..........       (520,000)        638,000
                                                   ------------    ------------
Net cash (used) provided by
  operating activities .........................   $ (2,049,505)   $  2,692,230
                                                   ============    ============


                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                                 March 31, 2001

     1. The balance sheet at March 31, 2001, statements of operations for the three and nine month periods ended March 31, 2001 and 2000 and statements of cash flows for the nine month periods ended December 31, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 2000. The results of operations for the three months and nine months ended March 31, 2001 are not necessarily indicative of operating results for the full year.

     2. The computation of earnings per common share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration, which for the three and nine month periods ended December 31, 2001 were 800,994 and 801,165, respectively and for March 31, 2000 were 802,708.


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

The Company has nearly exhausted its inventory of developed lands and must look to the development of the initial 1,600 acres of its Master Plan area for future sales. The cost of any development of these acres, pursuant to an agreement with the City of Albuquerque, requires the Company to install and transfer to the City all of the necessary infrastructure for delivery of water to the acreage, including water rights located within the 1600 acres annexed to ther City of Albuquerque. The cost of this infrastructure for the entire Master Plan has been estimated at more than twenty million dollars. This is in addition to the cost of otherwise developing the land for resale to others. Most of this expenditure must be made prior to the development of the first acres in the Master Planned area.

The Company does not have $20,000,000 in cash with which to construct the required infrastructure and is reviewing various alternative ways that it might finance the project. It is reviewing various forms of financing, including the possibility of industrial revenue bonds, commercial bonds and commercial loans. One alternative is to finance the project by debt arrangements, but no method of financing the project has been accepted by the board. Management is also evaluating the possibility of joining with others in some form of joint project with the costs of the project being underwritten by the other partners with the Company contributing the land for its share of the project. event, the Company will probably be required to turn over control of the project Also, management is exploring the possibility of bulk sales of raw land to others as a way to acquire the financing necessary for the infrastructure costs. In this event, the Company will retain control of the development of the lands not sold to others, but will probably be required to sell the most immediately developable land to receive the best values for its properties. Each of these alternatives is under consideration and the board will select one or more of them for the project.

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

If the infrastructure is financed by the Company, the city will charge each builder a utility hook-up fee at the time the finished lot is connected to the city's water supply. At that time, hook-up fees in their entirety will be paid to Westland until Westland's investment in construction of the required infrastructure is reimbursed. In this way, it is hoped that the Company will eventually recapture the costs it has expended for the water system.

Financial Condition.

During the nine months ended March 31, 2001, the Company's cash and cash equivalents decreased by $3,508,685. During this period, operations used $2,049,505, the Company invested $5,255,112 in fixed and other assets, incurred $5,294,617 of debt, net and paid dividends in the amount of $1,003,623.

In 2000, operations provided $2,692,230, $1,872,456 of debt was repaid, $211,049 was invested in fixed and other assets and dividends were paid in the amount of $802,708. Cash and equivalents increased by $499,992.

The lack of developed lands for sale and the lack of sales of undeveloped lands during the current nine-month period has resulted in the Company using its cash reserves for ordinary operating expenses. The use of the cash reserves increases the amount of money that must be borrowed to meet the Company's long term commitments. To the extent that the Company can not meet its long term cash requirements, the Company's business will be substantially curtailed and it may again enter a period where it can not meet its current cash requirements or pay dividends to its shareholders.

Potential Tax Liability

The Company may expend approximately $2,500,000 or more to acquire replacement lands and property for the land sold to various government entities under threat of condemnation. In the event the Company does not replace the property sold to the government, it may need to utilize a substantial portion of its liquid investments for federal and state income taxes.

It is the Company's aim to acquire high quality income producing properties as replacement property for the lands sold to the government under threat of condemnation. Such properties are not readily available in Albuquerque. The tax code in this instance permits the Company to acquire other properties as a tax-free like kind exchange.

Because of these sales to the government, the Company has received income on which it must pay income taxes of approximately $1,000,000 if replacement properties are not acquired before the taxes become payable. It is Management's intention to acquire a property or properties that will qualify for the exchange and not to pay the taxes that might have been incurred by the sale to the government. Gains on these sales have been recognized by the Company and deferred income taxes have been recorded for the differences between book and tax recognition of these gains.

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


Results of Operations

During the third quarter of the current fiscal year, the Company had revenues of $317,340 compared to $1,720,254 during the same period in the prior fiscal year. Operating costs and expenses during the three months ended March 31, 2001, were $494,020 compared to $831,235 during the comparable period in 2000. For the year to date, revenues were $1,302,834 in 2001 and $6,458,228 in 2000. Operating costs and expenses were $2,061,661 in 2001 and $2,730,075 in 2000.

In 2001, the Company had sales of approximately $435,000 in small developed lots to a single buyer, and no sales of large parcels. In 2000, small lot sales were $1,147,000 and large parcel sales were $4,810,000. In 2000, cost of land revenues were significantly higher than 2001 due to larger sales volume.

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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: May 10, 2001                By:    Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer