Form 10QSB/A
period 2001-03-31
WESTLAND DEVELOPMENT CO INC
filed 2001-05-16
CIK 106423

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
                                                   ============    ============


                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                                 March 31, 2001

     1. The balance sheet at March 31, 2001, statements of operations for the three and nine month periods ended March 31, 2001 and 2000 and statements of cash flows for the nine month periods ended March 31, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 2000. The results of operations for the three months and nine months ended March 31, 2001 are not necessarily indicative of operating results for the full year.

     2. The computation of earnings per common share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration, which for the three and nine month periods ended March 31, 2001 were 800,994 and 801,165, respectively and for March 31, 2000 were 802,708.


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

The Company has nearly exhausted its inventory of developed lands and must look to the development of the initial 1,600 acres of its Master Plan area for future sales. The cost of any development of these acres, pursuant to an agreement with the City of Albuquerque, requires the Company to install and transfer to the City all of the necessary infrastructure for delivery of water to the acreage, including water rights located within the 1600 acres annexed to the City of Albuquerque. The cost of this infrastructure for the entire Master Plan has been estimated at more than twenty million dollars. This is in addition to the cost of otherwise developing the land for resale to others. Most of this expenditure must be made prior to the development of the first acres in the Master Planned area.

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

If the infrastructure is financed by the Company, the city will charge each builder a utility hook-up fee at the time the finished lot is connected to the city's water supply. At that time, hook-up fees in their entirety will be paid to Westland until Westland's investment in construction of the required infrastructure is reimbursed. In this way, it is hoped that the Company will eventually recapture the costs it may expend for the water system.

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

In 2001, the Company sold approximately $435,000 in small developed lots to a single buyer, and no sales of large parcels. In 2000, small lot sales were $1,147,000 and large parcel sales were $4,810,000. In 2000, cost of land revenues were significantly higher than 2001 due to larger sales volume.

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