Form 10KSB
period 2001-06-30
WESTLAND DEVELOPMENT CO INC
filed 2001-09-28
CIK 106423

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Westland was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Westland's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 3,129,167

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

On September 15, 2001, there were 704,838 No Par Value Common shares and 31,700 Class B shares owned by non-affiliates. The stock was sold on September 1, 2001 for $22 per share. Thus the aggregate market value of the voting stock held by non-affiliates was $16,203,836.

The number of shares outstanding of each of Westland's classes of common stock, as of September 15, 2000, was:

        No Par Value Common: 714,841 shares.
        Class B $1.00 Par Value: 86,100 shares.

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

I. General Development of Business.

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

Westland's executive offices are located in its own building at 401 Coors Boulevard, NW, Albuquerque, New Mexico, 87121, telephone (505) 831-9600, on land which was originally part of the Atrisco Land Grant.

Westland is the owner of approximately 56,000 acres of land located on the west side of Albuquerque, New Mexico. Most of its property is held for long term investment and is leased for cattle grazing. Westland derives revenues through commercial and land leases, partnerships formed for various development projects, lot development sales to homebuilders and bulk land sales to other land developers.

In 1998 the City of Albuquerque and the County of Bernalillo finalized the approval of a 6,400 acre master plan. For Westland to begin developing or selling land within this planned area (Master Plan), the City must make available the required utilities. In 2000, the City annexed an initial 1,665 acres per the terms of a Pre-Annexation Agreement executed by the Company and the City of Albuquerque in November 1998. Westland is to furnish sewer and water utilities to the initial 1,665 acres within the Master Plan area. Westland has segregated the lands within the master plan area for development.

Utilities do not presently exist on any of the Master Planned lands. Per the Pre-Annexation Agreement, Westland has agreed that it will finance or bear the initial cost of the major water and sewer infrastructure to the initial 1,665 acres, which are now estimated to be as much as $10,000,000. When completed, Westland will convey the utilities to the City. Although for the initial phase Westland must advance the cost of the utilities, it will recover those costs through a "hook-up" fee that will be charged to each lot sold in the annexed area. An additional $5,000,000 to $10,000,000 will also be financed or borne by Westland for additional water and sewer distribution and collection lines and roads with no reimbursement. Depending upon the growth of development in this area, it may take 10 to 15 years for Westland to recover these costs.

Westland has put the major water system out to bid and is currently soliciting financing for the construction of the initial phase of the Master Plan infrastructure. The method being pursued is the recently legislated Public Improvement District that allows bond financing at favorable rates. Although no commitments have yet been received, Management believes that Westland will obtain the required financing and begin construction of improvements within the next fiscal year.

Management remains committed to begin the construction of residential, industrial and commercial developments for lease or sale. Westland's long term business philosophy is to create revenues by enhancing the value of Westland's land through careful planning and development, while retaining ownership of a major portion of the land in perpetuity and to provide dividends for its shareholders, when consistent with Westland's need for a sufficient cash flow to meet current operating expenses.

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

A. Oil and Gas and Grazing Leases.

Approximately 54,300 acres of Westland's land is not planned for development and 55,139 acres are leased to non-affiliated people for cattle grazing. The leases provided revenue of approximately $75,922 in fiscal 2001. Because of the extreme drought in the area, Westland has granted rent abatements to the tenant in each of the last three fiscal years.

On June 6, 2000, Westland granted an oil and gas lease on approximately 6,365 acres to an exploration corporation. The lessee paid Westland a rental bonus of $9,547 in consideration of the lease for the first year's rent. Management is not aware of any drilling or other activities having been conducted on the property by the lessee since the date of the lease.

Westland also owns and leases certain commercial buildings at an aggregate annual rental of $1,229,108. (See "Revenue Producing Properties".)

B. Development Properties.

As of June 30, 2001, Westland continued to own approximately 150 acres of developed and unsold land. The effort of Westland and its staff is being devoted to the implementation of the new Master Plan at the earliest possible date. A summary of Westland Master Plan is as follows:

C. Westland Master Plan.

Westland's new Master Plan covers approximately 6,400 acres located north of Interstate 40 and south of the Petroglyph National Monument, west of Unser Boulevard. Westland will begin introducing water and sewer utilities to a 1,665 acre portion of the Master Plan area that will be initially developed. As discussed above, Westland has agreed to pay the cost of major water and sewer utilities to the land with said cost being recovered over time through hook-up fees. Westland anticipates paying the costs incurred to furnish these utilities through a combination of borrowing and use of portions of its income. In addition, per the Pre-Annexation Agreement with the City of Albuquerque, Westland has agreed that any water rights now owned or subsequently acquired by Westland related to the 6,400 acres of the master planned area must be assigned to the City for use only in the 1,665 acres of the master planned area to which the City supplies water and sewer service.

It is anticipated that there are no insurmountable obstacles remaining, including acquiring the necessary financing, to begin the implementation of the Master Plan. Management expects that the first sale of lands in the master planned area will occur in the next one or two fiscal years, barring unforeseen delays such as a major downturn in the U. S. economy.

D. Other Projects.

1.  Volcano Business Park.

Volcano Business Park consists of approximately 22 acres zoned for industrial park uses, which were platted and developed into 14 lots. Westland, through a partnership arrangement, owns 50% of a 172-unit self-storage facility on approximately 1.7 acres of this property. As of August 1, 2000, the facility was substantially occupied. During fiscal 2000, the facility was expanded to provide outdoor storage for motor vehicles and boats. At the end of fiscal 2001, the facility was approximately 85% occupied.

2. Project Development.

  (a) Westland Master Plan

The Company is currently preparing marketing information and considering financial options and the optimum timing for initiating development, marketing, and sales of land which currently has water and sewer service in the Master Plan area. The Company has undertaken the subdivision planning, design and approval process for 280 single-family lots in a six-phase project named the Painted Sky Subdivision. Construction was started on Phases 1 and 2 on June 11, 2001. KB Homes and Raylee Homes have executed letters of intent to purchase the 106 lots in Phases 1 and 2 of Painted Sky.

The Company is also developing two other subdivisions in an area west of Unser Blvd. and north of I-40 east of the Master Plan area. These are Tierra Oeste Units I and II and the Crossings Units I and II. Tierra Oeste Unit I is completed and is nearly all sold. Sales of lots in one or more of these two newly developing areas are anticipated to continue during the current fiscal year.

The Company obtained approval for a 27 hole golf course on approximately 250 acres adjoining the Petroglyph National Monument within the Master Plan area from the City of Albuquerque's Environmental Planning Commission.

  (b) South Tract

During fiscal 2000 the Company sold 100 acres of land located near the proposed extension of Rio Bravo Blvd. to a manufactured housing community developer. This community called "Paakweree" is near completion on the 100 acre tract. During fiscal year 2001, Bernalillo County completed construction of the connection of Rio Bravo Blvd. from Coors S.W. to Paseo del Volcan S.W.

3.  Recreation Complex

Westland previously reported that in 1994 it entered into a lease/option arrangement related to approximately 100 acres located one mile north of I-40 on Paseo del Volcan. Westland took possession and ownership of the facility in 1997 as a result of default in the terms of the lease/option. The Park contains a fully developed recreation and softball complex. The property is leased to City of Albuquerque for $5,000 per year through February, 2004.

4.  Education and Community Projects

Westland has a continuing corporate program of donating land or otherwise assisting in projects that its management believes have a long term beneficial effect to the development and furtherance of the educational and health of the community and citizens. As previously reported, Westland has agreed to donate lands for the purpose of building schools, churches, and healthcare facilities. During fiscal 1999, Westland donated approximately fifty acres to YES Housing, Inc., a nonprofit corporation, for the purpose of construction of a facility devoted to the housing and employment of mentally ill citizens. The site of the facility has been moved to within City limits and closer to utilities and City services, and YES Housing, Inc. has conveyed the 50 acres back to the Company. During fiscal 2001, Westland received requests for assistance through the grant of land.

5.  Land Sales

Westland has, in the last year, completed 54 transactions (52 of which were residential lots) totaling approximately 63 acres.

6.   Reinvestment Properties

As part of Westland's plans to defer the tax burden arising from the sale of its lands to the National Park Service under threat of condemnation for inclusion in the Petroglyph National Monument, it reinvested the sale proceeds in the properties discussed below and two vacant land parcels. As a result of these purchases, Westland believes that it has deferred payment of taxes on the gain on sales of land to the National Park Service.

The Commercial properties are the following:

a) A commercial building at Coors Boulevard and Sequoia Road in Albuquerque at a cost of $2,630,000, $1,673,491 of which is subject to a Mortgage upon which Westland must pay monthly payments of $17,970. This building has been leased to Walgreen Co. for 20 years at a fixed rent of $19,173 per month plus additional rent based upon a formula of gross sales up to a maximum rent of $460,161 in any one year.

b) A commercial building in Albuquerque's Midway Industrial Park at a cost of $1,074,000, $670,405 of which is subject to a Mortgage upon which Westland must make monthly payments of $6,893. This building has been leased to Circuit City Stores for a term of 10 years at an escalating rental beginning at $4.25 per square foot the first year and increasing in stages to $5.55 per square foot in the tenth year. The lessee has also been granted the right to extend the lease for two additional 5 year terms at escalating rental rates during each of the years of any extended term. The current rent is $10,091 per month.

c) A commercial building located at Coors Boulevard and Central Avenue at a cost of $3,593,000, which is subject to a mortgage of $2,537,296 requiring payments of $24,682 per month. The building has been leased to Walgreen Co. on a minimum 20 year lease at a fixed rent of $26,122 per month plus a percentage of gross sales, with the maximum annual rent being capped at $626,922. Walgreen Co. may continue the term of the lease for an additional 40 years.

d) A commercial building located at the SE corner of Eubank and Spain, N.E., at a cost of approximately $1,331,000, which is subject to a mortgage of $878,804 requiring payments of $9,079 per month. The building has been leased to Marie Callender Pie Shops, Inc., on a minimum 10-year lease at a fixed rent of $11,000, plus a Percentage Rent in the amount of 6% of Annual Gross Sales in excess of $132,000. The tenant has the right to renew the lease for as many as three 5 year terms.

e) A commercial building located in El Paso, Texas at cost of approximately $3,907,000, which is subject to a mortgage of $3,004,347 requiring payments of $25,403 per month. The building is leased to Walgreen Company on a minimum 20 year lease at a fixed rent of $28,167 per month, plus a percentage of gross sales with a maximum annual rent of $676,000.



Current Real Estate Market Conditions

The market conditions for the development and sale of properties in Albuquerque have slowed but remain positive at the present time. Westland has been able to sell the residential properties it has developed and is hopeful that these sales will increase next year due to the introduction of Painted Sky and additional Tierra Oeste subdivisions. Management believes that for the foreseeable future, residential, commercial and industrial construction will continue at a moderate pace.

Competition

Westland's industrial parks - The Atrisco Urban Center, Volcano Business Park and Ladera Industrial Park compete with other business and industrial parks in the Albuquerque area, including some that are more established and some that are located nearer the major population centers of Albuquerque.

Residential subdivisions on Westland's land compete with other areas in the Albuquerque housing market (essentially Bernalillo County and portions of Sandoval County and Valencia County), as well as with other subdivisions on the western side of the City of Albuquerque. A number of large subdivisions to the north of Westland's land are not fully sold. These include Rio Rancho (about six miles north of Westland's land), Paradise Hills and Ventana Ranch (about five miles north of Westland's land), and Taylor Ranch (about two to three miles north of Westland's land).

The implementation of certain mandated impact fees may have an as yet undetermined effect on Westland's ability to sell property in competition with developers of land located in neighboring counties. (See "Governmental Regulations".)

Employees

As of September 15, 2001, Westland had nine full-time and five part-time employees. Westland's president, who is also a director, is a full time employee. Westland also had contractual relationships with other individuals, including two of Westland's officers and directors, who provided various services to the Company.

Government Regulations.

Westland's ability to undertake an active program of development of its land and management of its rental properties (whether such development is performed by Westland itself or by sale of Westland's land to others for development) is dependent on Westland's ability to comply with laws and regulations of the State of New Mexico, Bernalillo County, and the City of Albuquerque, applicable to general environmental protection, land-use planning, annexation, zoning and subdivisions. Both County and City regulate the subdivision of land and impose zoning and building permit requirements. The subdivision regulations of both Bernalillo County and the City of Albuquerque require, as a condition of approval of proposed subdivisions, that adequate provision be made by the developer for land use planning, water (both to quantity and quality), liquid waste disposal, solid waste disposal, sufficient and adequate roads and storm drain management.

Although the compliance with federal, state, and local provisions relating to the protection of the environment, including laws regulating subdivisions and land-use planning and endangered species, has in recent years had no material effect upon the capital expenditures, earnings and competitive position of Westland, no assurance can be given that this situation will continue. Requests relating to drainage, traffic flow and similar matters from the City of Albuquerque have occasionally delayed the receipt of necessary approvals and required modification of development proposals. The opening of the Double Eagle II Municipal Airport by the City of Albuquerque to the north of Westland's land on Paseo del Volcan may have an impact on the use of and planning for Westland's land in the vicinity of the airport as well as the creation of the Petroglyph National Monument, although Management believes both facilities will favorably impact the Company's lands.

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

Availability of Water and Municipal Services.

The unavailability of sufficient water has often been a major inhibiting factor in the land development business in the Southwest. The extent of Westland's water rights has not been determined, however, Westland has retained the services of a water law specialist to investigate the existence of any Westland water rights and to otherwise consult with Westland on matters involving availability of water. As a result of these services, Westland has declared a certain amount of water rights but said declared rights have not been adjudicated to fully determine their validity. However, lack of ownership of water rights by Westland would not be an inhibiting factor to the development of Westland's land if adequate water were to be made available through the City of Albuquerque, Bernalillo County and/or other water sources or by purchase by Westland or by a developer that might purchase and develop land. For example, Tierra West Mobile Home Park sold by Westland near Nine Mile Hill and the recreation complex leased or purchased water rights and drilled wells to meet their water needs.

Under present annexation policies of the City of Albuquerque, annexation to the City of Albuquerque is a requirement by the City before it will extend water and sewer services within a reasonable period of time after annexation. However, the cost of water distribution and sewer lines would have to be borne by the developer, or by subsequent purchasers of the annexed portions. The City and Westland have now reached the agreement discussed above relating to provisions for utility services to a portion of the Master Plan lands and annexation by the City.

Most of Westland's land lies outside the municipal limits of the City of Albuquerque and are not furnished with City water or other City services. Westland experienced little difficulty in having its other Master Plan area furnished with services, but the same cannot be assumed for other areas of Westland's land.

Other Factors Affecting Development of Westland's Land

Various activist groups, as well as neighborhood organizations occasionally take actions that have, to some extent, delayed Westland's plans for the development of some of its lands.

ITEM 2:  DESCRIPTION OF PROPERTIES

The major physical assets owned by Westland are its land which is owned in fee simple. The land is mostly comprised of approximately 56,000 acres of undeveloped land held for long-term investment. Approximately 6,400 acres are located in Westland's Master Plan area.

Westland also owns the Atrisco Urban Center office building, comprising approximately 11,097 square feet, 4,166 of which is leased to Bank of America at a monthly rental of $5,022, while the remainder is used by Westland for its executive offices. This building is not mortgaged. Westland also owns five commercial buildings that are leased to others and is a 50% owner of a self storage facility. (See "Item 1. Business - Reinvestment Properties.")

Westland's land is crossed by Interstate Highway I-40, the main east-west highway through Albuquerque. Access to Westland's land from Interstate 40 is provided by the Coors Boulevard interchange near the eastern edge of Westland's land, by the Unser Boulevard interchange at the western edge of the Atrisco Urban Center, by the 98th Street interchange to the west of the Atrisco Urban Center and by the Paseo del Volcan interchange where I-40, Paseo del Volcan and Central Avenue meet. Running north from the I-40 interchange, Paseo del Volcan transverses about 4 1/2 miles of Westland's land to the Double Eagle II Airport. Bernalillo County has extended Paseo del Volcan south of the I-40 interchange to the point at which it intersects Dennis Chavez Blvd. (aka Rio Bravo) to form an inner loop for the City's southwest quadrant.

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

A large portion of the undeveloped land is leased for agricultural uses. (See "Item 1. Business."). The bulk of Westland's undeveloped land is held for long term investment.

In the opinion of the Company's Management, its developed property is adequately covered by insurance.

ITEM 3:  LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to the Company's business, neither the Company nor any member of management is the subject of any pending or threatened legal proceedings:

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.

                                     PART II

ITEM 5: MARKET FOR WESTLAND'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

         Because ownership of Westland's stock is restricted in the manner discussed below, no established public trading market exists for Westland's outstanding shares and, to the best of Westland's knowledge, no dealer has made, is making, or is attempting to create such a market from which to determine an aggregate market value of any of Westland's stock. In 1989, Westland entered into an arrangement with an independent stockbroker to broker transactions in Westland's stock between shareholders. The broker has informed Westland that the price at which Westland's common stock had been bought and sold by Westland's shareholders during the ninety (90) days preceding this date of this report has been $22 per share.

         Since 1982, the outstanding shares have been subject to restrictions imposed by a majority of Westland's shareholders who amended Westland's Articles of Incorporation. Those Articles prohibit (with certain limited exceptions) transfer of Westland stock to persons other than lineal descendants of the original incorporators of the Town of Atrisco (a New Mexico Community Land Grant Corporation).

         The following table sets forth the approximate number of holders of record of each class of Westland's common stock as of September 15, 2001:

                                                   Number of
             Title of Class                      Record Holders

         No Par Value Common                          5731
         $1.00 Par Value Common    Class A               0
         $1.00 Par Value Common    Class B              26

Dividends: During each of the two (2) fiscal years ended June 30, 2000 and June 30, 2001, Westland paid cash dividends to shareholders, aggregating a total during those two years of $1,806,331.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During fiscal 2001, Albuquerque continued a significant pattern of growth and continues to be one of the fastest growing cities in the Southwest. Because of certain geographical and other limitations on its growth, Westland's lands lie directly in the path of future predictable growth patterns of Albuquerque.

Westland's future revenues will continue to be largely dependent upon the sale of land. The Company's assets are illiquid, comprising principally undeveloped land. Sales are dependent upon the market conditions in Albuquerque, New Mexico.

Westland anticipates making capital commitments for land development projects over the next few years as the economy and opportunities dictate that such expenditures would be warranted. Capital commitments may include special assessment districts for roads and water and sewer lines on its land. In some cases infrastructure improvements are paid for by assessments, which increase the value of Westland's land and make further development possible. Westland intends to incur capital expenditures when management determines such investments will increase the value of the land and generate future revenue.

Land is Westland's principal capital resource, and is valued, for financial accounting purposes, at its 1907 value plus the cost of improvements. Westland's balance sheet does not reflect the actual current value of this asset. The Company has no current appraisals of the land and, therefore, the actual value of the land is not known. The carrying value of the land was increased during the both fiscal years ended June 30, 2001 and 2000, primarily reflecting increased investment. The carrying value will be increased or decreased regularly as Westland acquires, sells or develops parcels of land. Management believes the June 30, 2001 carrying value of the land is substantially less than its current market value. Westland's balance sheet also segregates income-producing properties which consist of commercial real estate and improvements. The actual value of Westland's land varies depending on national and local market conditions and the amount and proximity of roads, utilities and other amenities to the land under development. As Albuquerque continues to grow, the land value of both developed and undeveloped land should increase.

As reported last year, after some delay, Westland received approval of its Master Plan by both the City of Albuquerque and Bernalillo County. The Master Planned land includes the area north of Interstate 40 and south of the area designated for the Petroglyph National Monument between Unser Boulevard and Paseo del Volcan Road. The Master Plan area encompasses approximately 6,400 acres, but does not include any land located within the Monument and will have no adverse impact on the Monument. During the fiscal year the City of Albuquerque annexed the initial 1,600 acres of the master planned area, which will permit sewer and water services to be extended in an orderly manner to that number of acres as they are developed. Westland has agreed with the City that it will pay the cost of the infrastructure normally paid for by the city for new development in the master planned area and will recover those costs through a fee charged by the city as each lot is connected to the services. Management still anticipates that development and sale of the initial parcels of land within the Master Planned area will occur in the year 2002, however, unforeseeable delays in getting utilities to the lands may cause this period to be extended beyond that anticipated date.

Westland is currently preparing marketing information and considering financial options and the optimum timing for initiating development, marketing, and sales of land in the Sector Plan area. The Company and Mesa Golf of Dallas, Texas, recently obtained approval for a 27 hole golf course community located on 500 acres adjoining the Petroglyph National Monument within the Sector Plan area from the City of Albuquerque's Environmental Planning Commission. Unfortunately the City's approval was appealed by Mr. Jaime Chavez "on behalf of concerned Atrisco Land Grant heirs" in the name of Water Information Network. The appeal may delay the golf course project, and possibly the Sector Plan area's development, increase expenses for the Company, and damage the Company's reputation.

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

Financial Condition, Liquidity and Capital Resources:

During fiscal 2001, total assets increased to $23,865,926 from $20,237,662, and liabilities increased from $12,060,545 to $17,086,310. The increase in assets is occurred primarily in Land and improvements and Income producing properties, which increased by $4,861,392 together, and Cash and equivalents, which decreased by $3,118,559. This is the effect of increased investment in current projects and the addition of the El Paso Walgreens store. Receivables increased by $463,692 because of a year-end land sale the proceeds of which were not received in 2001. The increase in liabilities is the result of the added mortgage in the amount of $3,004,348 for the new Walgreens property and increases in revolving lines of credit of $2,309,681, drawn primarily to fund increased property investment.

In fiscal 2001, the Company maintained lines of credit with local banks aggregating approximately $3,600,000, collateralized by certain real property. The purpose of these lines is to provide funds necessary for its continued expansion. At June 30, 2001, the lines had outstanding balances of $2,309,681.

During fiscal 2002, the Company will be obligated to pay income tax of approximately $800,000 should replacement properties totaling $2,007,000 for the involuntary conversion of land by the National Park Service not be acquired. Management diligently seeks income producing properties for acquisition as replacement properties and fully expects to off-set this tax obligation. Because the Company has deferred gains of approximately $15,700,000 for tax reporting, deferred income tax liabilities of approximately $6,100,000 are recorded in the Company's financial statements. In the event replacement properties are sold, deferred income taxes will become currently payable.

Management is not certain that the uncommitted balance of cash, cash equivalents, investments and its borrowing capacity are sufficient to meet all of the Company's obligations during 2002 without considering additional revenues that may be generated during that period.

Results of Operations:

In fiscal 2001, land revenues decreased by $4,490,929 from $6,511,919 in 2000 to $2,020,990. The related cost of land revenues decreased to $831,029, or $422,841 from $1,253,870 in fiscal 2000. Rental revenue increased from $843,105 to $1,108,177 and the related costs increased from $258,572 to $293,727. These increases are expected to continue as the Company expands its activities in this area.

In the past fiscal year, land sales were less than the prior year as the Company experienced diminished sales of improved residential lots as last year and fewer large parcel sales. Sales of improved residential lots in fiscal 2000 were approximately $1,148,000, and large parcel sales were approximately $4,810,000. In fiscal 2001, the Company's sales of improved lots declined to $1,102,000 and large parcel sales decreased to $830,000, primarily because the Company's sales effort for the year included several large parcels which did not close in 2001. Gross profits on land revenues decreased from 81% in 2000 to 59% in 2001, because of the decreased amount of large parcel sales, which have a higher gross profit ratio, in 2001. Gross profits on rental operations increased slightly in 2001, from 69% to 73%, primarily from the addition of the new Walgreens unit in El Paso.

General and administrative expenses remained relatively constant from 2000 to 2001, but interest income decreased from $234,872 to $141,122, as the Company reduced its holdings of interest bearing investments, and interest expense increased from $605,277 to $816,357 from added debt incurred in 2001.

Cash Flow:

During fiscal 2001 Westland invested $5,291,417 in income producing and other assets and had net borrowing of $4,978,715. Including these uses of cash and payment of cash dividends of $1,003,623, cash equivalents and short-term investments decreased by $3,118,559, as operations used $1,806,668.In 2000, operating and investing activities provided $2,407,033 and $2,183,749, respectively, while financing activities used $2,008,404, including net debt repayment of $1,161,221, resulting in an increase in cash and equivalents of $2,582,378.


ITEM 7:  FINANCIAL STATEMENTS

               Report of Independent Certified Public Accountants


Stockholders
Westland Development Co., Inc.

We have audited the accompanying balance sheet of Westland Development Co., Inc., as of June 30, 2001, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westland Development Co., Inc., as of June 30, 2001, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.





GRANT THORNTON LLP


Oklahoma City, Oklahoma
August 24, 2001

                         Westland Development Co., Inc.

                                   BALANCE SHEET

                                  June 30, 2001


                                     ASSETS

Cash and cash equivalents ..........................                 $   764,001

Short-term investments .............................                   1,497,275

Receivables
    Real estate contracts (note B) .................   $   475,114
    Note receivable - related party (note L) .......        99,707
    Other receivables ..............................       152,399       727,220
                                                                     -----------

Land and improvements held for future
  development (notes C and E) ......................                   8,191,471

Income-producing properties, net (notes D and E) ...                  11,843,922

Property and equipment, net of accumulated
  depreciation of $583,957 (note E) ................                     337,855

Investments in partnerships and joint ventures .....                     228,452

Income taxes receivable ............................                      14,257

Other assets .......................................                     261,473
                                                                     -----------

                                                                     $23,865,926
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and
  other liabilities ................................                 $   475,742
Deferred income taxes (note F) .....................                   5,416,423
Notes, mortgages and assessments
  payable (note E) .................................                  11,194,145
                                                                     -----------

                  Total liabilities ................                  17,086,310

Commitments and contingencies (notes E and K) ......                        --

Stockholders' equity (note G)
    Common stock - no par value; authorized,
      736,668   shares;  issued  and
      outstanding, 714,841 shares ..................   $     8,500
    Class B common stock - $1 par value;
      authorized, 491,112 shares;
      issued and outstanding, 86,100 shares ........        86,100
    Additional paid-in capital .....................       591,811
    Retained earnings ..............................     6,093,205     6,779,616
                                                       -----------   -----------

                                                                     $23,865,926
                                                                     ===========

         The accompanying notes are an integral part of this statement.

                         Westland Development Co., Inc.

                            STATEMENTS OF OPERATIONS

                               Year ended June 30,


                                                      2001             2000
                                                   -----------      -----------

Revenues
    Land .....................................     $ 2,020,990      $ 6,511,919
    Rentals ..................................       1,108,177          843,105
                                                   -----------      -----------
                                                     3,129,167        7,355,024

Costs and expenses
    Cost of land revenues ....................         831,029        1,253,870
    Cost of rentals ..........................         293,727          258,572
    Other general, administrative
      and operating ..........................       1,835,303        1,802,016
                                                   -----------      -----------
                                                     2,960,059        3,314,458
                                                   -----------      -----------

                  Operating income ...........         169,108        4,040,566

Other (income) expense
    Interest income ..........................        (141,122)        (234,872)
    Gain on sale or disposition of
      property and equipment .................            (100)            (280)
    Other income .............................         (26,993)         (16,223)
    Interest expense .........................         816,357          605,277
                                                   -----------      -----------
                                                       648,142          353,902
                                                   -----------      -----------

                  Earnings (loss)
                    before income taxes ......        (479,034)       3,686,664

Income tax expense (benefit) (note F) ........         (80,722)       1,354,464
                                                   -----------      -----------

                  NET EARNINGS (LOSS) ........     $  (398,312)     $ 2,332,200
                                                   ===========      ===========

Weighted average common shares
  outstanding, basic and diluted .............         801,116          802,626
                                                   ===========      ===========

Earnings (loss) per common share,
  basic and diluted ..........................     $      (.50)     $      2.91
                                                   ===========      ===========

        The accompanying notes are an integral part of these statements.

                         Westland Development Co., Inc.

                          STATEMENT OF STOCKHOLDERS' EQUITY

                       Years ended June 30, 2001 and 2000


                                                                      Class B
                                          Common stock              Common stock
                                          no par value              $1 par value           Additional
                                  --------------------------   -------------------------     paid-in       Retained
                                     Shares         Amount        Shares       Amount        capital       earnings        Total
                                  -----------    -----------   -----------   -----------   -----------   -----------    -----------


Balances at July 1, 1999 ......       716,608    $     8,500        86,100   $    86,100   $   581,527   $ 6,015,973    $ 6,692,100

Net earnings ..................          --             --            --            --            --       2,332,200      2,332,200

Cash dividends paid -
  $1 per share ................          --             --            --            --            --        (802,708)      (802,708)

Purchase/retirement
  of common stock .............        (1,315)          --            --            --            --         (44,475)       (44,475)
                                  -----------    -----------   -----------   -----------   -----------   -----------    -----------

Balances at June 30, 2000 .....       715,293          8,500        86,100        86,100       581,527     7,500,990      8,177,117

Net loss ......................          --             --            --            --            --        (398,312)      (398,312)

Cash dividends paid -
   $1.25 per share ............          --             --            --            --            --      (1,003,623)    (1,003,623)

Purchase/retirement
  of common stock .............          (452)          --            --            --            --          (5,850)        (5,850)

Insurance reimbursement for
  common stock purchases ......          --             --            --            --          10,284          --           10,284
                                  -----------    -----------   -----------   -----------   -----------   -----------    -----------

Balances at June 30, 2001 .....       714,841    $     8,500        86,100   $    86,100   $   591,811   $ 6,093,205    $ 6,779,616
                                  ===========    ===========   ===========   ===========   ===========   ===========    ===========

        The accompanying notes are an integral part of this statement.

                          Westland Development Co., Inc.

                            STATEMENTS OF CASH FLOWS

                               Year ended June 30,

                                                                             2001           2000
                                                                         -----------    ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
    Cash received from land sales and collections on real estate
       contracts receivable ..........................................   $ 1,464,566    $ 6,415,088
    Development and closing costs paid ...............................    (2,051,178)    (1,179,963)
    Cash received from rental operations .............................     1,089,983        915,206
    Cash paid for rental operations ..................................       (28,299)       (70,535)
    Cash paid for property taxes .....................................       (20,303)      (135,736)
    Interest received ................................................       140,382        234,872
    Interest paid ....................................................      (765,429)      (604,029)
    Income tax refunds (paid) ........................................       136,424     (1,315,000)
    Other general and administrative costs paid ......................    (1,799,707)    (1,871,536)
    Other ............................................................        26,893         18,666
                                                                         -----------    -----------

                  Net cash provided by (used in) operating activities     (1,806,668)     2,407,033

Cash flows from investing activities
    Capital expenditures .............................................    (3,913,681)      (238,281)
    Investments in partnerships and joint ventures ...................         6,257         (2,808)
    Change in short-term investments .................................    (1,387,361)     2,468,105
    Change in note receivable - related party ........................         3,368        (43,267)
                                                                         -----------    -----------

                  Net cash provided by (used in) investing activities     (5,291,417)     2,183,749

Cash flows from financing activities
    Borrowings on notes, mortgages and assessments payable ...........     5,625,062        990,698
    Repayments of notes, mortgages and assessments payable ...........      (646,347)    (2,151,919)
    Payment of dividends .............................................    (1,003,623)      (802,708)
    Purchase of common stock .........................................        (5,850)       (44,475)
    Insurance reimbursement for common stock purchases ...............        10,284           --
                                                                         -----------    -----------

                  Net cash provided by (used in) financing activities      3,979,526     (2,008,404)
                                                                         -----------    -----------

                  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (3,118,559)     2,582,378

Cash and cash equivalents at beginning of year .......................     3,882,560      1,300,182
                                                                         -----------    -----------

Cash and cash equivalents at end of year .............................   $   764,001    $ 3,882,560
                                                                         ===========    ===========

                           Westland Development Co., Inc.

                               Year ended June 30,

                                                                             2001           2000
                                                                         -----------    ------------
Reconciliation of Net Earnings (Loss) to Net Cash Provided by
  (Used in) Operating Activities

Net earnings (loss) .................................................    $  (398,312)   $ 2,332,200
Adjustments to reconcile net earnings (loss) to net cash provided by
  (used in) operating activities
       Depreciation .................................................        323,257        259,253
       Gain on sale of property and equipment .......................           (100)          (280)
       Deferred income taxes ........................................         47,374         57,049
       Proceeds from sale of property and equipment .................           --              280
       Change in
           Income taxes recoverable/payable .........................          8,328        (17,585)
           Other receivables ........................................        (58,803)       (54,265)
           Land and improvements held for future development ........     (1,220,149)       (73,907)
           Other assets .............................................        (99,682)        (9,744)
           Accounts payable, accrued expenses and other liabilities .        (51,252)       (44,649)
           Accrued interest payable .................................         50,928          1,247
           Real estate contracts receivable .........................       (408,257)       (42,566)
                                                                         -----------    -----------

                  Net cash provided by (used in) operating activities    $(1,806,668)   $ 2,407,033
                                                                         ===========    ===========

        The accompanying notes are an integral part of these statements.

                         Westland Development Co., Inc.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

    1.     History of Company and Beginning Basis of Financial Reporting
           -------------------------------------------------------------

    In 1892, the descendants of the owners of a land grant deeded in 1692 by the Kingdom of Spain became incorporators of a land grant corporation named Town of Atrisco. Ownership of the Town of Atrisco was based on proportionate ownership of the land grant. In 1967, the Town of Atrisco was reorganized and became Westland Development Co., Inc. (the "Company"), with the heirs receiving shares in the Company in proportion to their ancestors' interests in the Town of Atrisco corporation. The net assets of $232,582 at the date of reorganization were assigned as follows:

       Value of no par common stock as
       stated in the Articles of Incorporation               $  8,500
       Additional paid-in capital                             224,082
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

    2.     Nature of Operations
           --------------------

    The Company develops, sells or leases its real estate holdings, most of which are located near Albuquerque, New Mexico. The Company may use joint ventures or participation in limited partnerships to accomplish these activities. Revenue sources for the years ended June 30, 2001 and 2000 consist primarily of proceeds from land sales and rentals from developed properties, such as single-tenant retail stores and office space. Land sales are primarily to commercial developers and others in the Albuquerque area and certain governmental agencies, and the terms of sale include both cash and internal financing by the Company. Such sales are collateralized by the land. The Company has relied primarily upon cash land sales over the past several years due to the collection risk associated with real estate contracts.

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

                             June 30, 2001 and 2000


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    4.     Investments
           -----------

    Short-term investments include treasury bills carried at fair value. Such investments generally have maturities of more than three months and less than one year.

    Investments in partnerships and joint ventures owned 20% to 50% are accounted for by the equity method. Accordingly, the financial statements include the Company's share of the investees' net earnings.

    5.     Land and Improvements Held for Future Development
           -------------------------------------------------

    Land and improvements held for future development are recorded at cost not to exceed net realizable value. Improvements consist of abstracts, surveys, legal fees, master and sector plans, infrastructure improvements and other costs related to land held by the Company which are allocated to respective tracts primarily by specific identification of costs.

    6.     Income-Producing Properties and Property and Equipment
           ------------------------------------------------------

    Income-producing properties and property and equipment are stated at cost, less accumulated depreciation, computed on a straight-line basis over their estimated lives of three to 30 years. The cost of the building in which the Company has its offices, a portion of which is rented to others, has been allocated to income-producing properties and property and equipment based upon square footage.

    7.     Recognition of Income on Real Estate Transactions and Rentals
           -------------------------------------------------------------

    The Company recognizes the entire gross profit on sales where the down payment is sufficient to meet the requirements for the full-accrual method. Transactions where the down payment is not sufficient to meet the requirements for the full-accrual method are recorded using the deposit or installment method. Under the deposit method, cash received is recorded as a deposit on land sale. Under the installment method, the Company records the entire contract price and the related costs at the time the transaction is recognized as a sale. Concurrently, the gross profit on the sale is deferred and is subsequently recognized as revenue in the statements of operations as payments of principal are received on the related contract receivable.

    Rental income is recognized when earned under lease agreements. Rents received in advance are deferred until earned. Revenue from leases with escalating rental payments are recognized on a straight-line basis over the minimum lease term. For leases with provisions for additional rental payments based on percentages of annual sales, contingent rental income is recognized when the lessee provides an accounting which reflects the contingent rental income has been earned under the terms of the lease agreements.

    8.     Income Taxes
           ------------

    Deferred income tax assets or liabilities are determined based on the difference between financial statement and tax bases of certain assets and liabilities as measured by the enacted tax rates in effect using the liability method.

                             June 30, 2001 and 2000


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    9.     Earnings (Loss) Per Common Share
           --------------------------------

    Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the year, including the number of no par value common shares which may be issued in connection with eliminating fractional shares (which resulted from the determination made by the Court in the heirship case) and the number of no par value common shares for which the Court ruled that no incorporator or heirs existed. The Company has no potential common stock items.

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

NOTE B - REAL ESTATE CONTRACTS RECEIVABLE

    Real estate contracts receivable at June 30, 2001 consist of three contracts, one payable in monthly installments of principal and interest and two due in lump sum payments of principal and interest at maturity with interest rates from 8% to 9.5%, and are collateralized by land.

    Principal collections due on real estate contracts receivable for the years ending June 30 are as follows:

                2002                                      $455,308
                2003                                         9,806
                2004                                            -
                2005                                            -
                2006                                        10,000
                                                           -------
                                                          $475,114
                                                           =======

                             June 30, 2001 and 2000


NOTE C - LAND AND IMPROVEMENTS HELD FOR FUTURE DEVELOPMENT

    The Company estimates that it presently owns in excess of 59,000 acres of land, primarily including land located within the boundaries of the Town of Atrisco Land Grant and land located elsewhere which the Company has acquired since incorporation. Plans for ultimate development of the properties have not been finalized.

    Land and improvements consist of the following at June 30, 2001:

       Land                                                $1,058,283
       Improvements                                         7,133,188
                                                            ---------

                                                           $8,191,471
                                                            =========

NOTE D - INCOME-PRODUCING PROPERTIES

    Income-producing properties consist primarily of five single-tenant retail store buildings and a portion of the Company's office building and are summarized as follows at June 30, 2001:

       Buildings and equipment                            $ 8,787,426
           Less accumulated depreciation                    1,145,219
                                                           ----------
                                                            7,642,207
       Land                                                 4,201,715
                                                           ----------

                                                          $11,843,922
                                                           ==========

    The Company's rentals from income-producing properties are principally obtained from tenants through rental payments as provided for under noncancelable operating leases. The lease terms range from one to 20 years and typically provide for guaranteed minimum rent, five-year renewals at tenants' options, percentage rent and other charges to cover certain operating costs.

    Minimum future rentals from income-producing properties on noncancelable tenant operating leases as of June 30, 2001 are as follows:

       Year ending June 30
         2002                                             $ 1,229,103
         2003                                               1,210,947
         2004                                               1,213,930
         2005                                               1,144,675
         2006                                               1,041,581
         Thereafter                                        10,248,121
                                                           ----------

                                                          $16,088,357
                                                           ==========

                             June 30, 2001 and 2000


NOTE E - NOTES, MORTGAGES AND ASSESSMENTS PAYABLE

    Notes, mortgages and assessments payable are summarized as follows at June 30, 2001:

       Promissory note, due in monthly  installments
       of $17,970 through May 2015,  including interest at
       9.37%; collateralized by income-producing properties          $ 1,673,491

       Promissory note, due in monthly installments of $9,079
       through July 2014, including interest at 8%;
       collateralized by income-producing properties                     878,804

       Note payable, due in monthly installments of $6,893
       through September 2015, including interest at 8.75%;
       collateralized by income-producing properties                     670,405

       Mortgage note, due in monthly installments of $24,682,
       including interest at 8.52%, due November 1, 2016;
       collateralized by income-producing properties                   2,537,296

       Mortgage note, due in monthly installments of $25,403,
       including interest at 7.8%, due April 15, 2020;
       collateralized by income-producing properties                   3,004,348

       Note payable, due in monthly installments of $5,140
       through February 2002, including interest at 9%;
       collateralized by specific tracts of land; paid off
       in July 2001                                                       34,876

       Balloon note,  interest due quarterly at 9%,
       principal due March 2003;  collateralized by specific
       tracts of land; paid off in July 2001                              83,048

       Revolving line of credit with a bank, variable
       interest payable quarterly (7% at June 30, 2001),
       principal due September 29, 2001; collateralized
       by real estate with borrowings up to $2,000,000                   800,000

       Revolving line of credit with a bank, interest payable
       quarterly at 8.25%, principal due April 25, 2002;
       collateralized by real estate with borrowings up to
       $1,600,000                                                      1,509,681

       Assessments payable                                                 2,196
                                                                     -----------

                                                                     $11,194,145
                                                                     ===========

    Aggregate  required   principal   payments  on  the  notes,   mortgages  and
    assessments payable as of June 30, 2001 are as follows:

       Year ending June 30
         2002                                             $ 2,703,673
         2003                                                 298,045
         2004                                                 324,363
         2005                                                 353,016
         2006                                                 384,213
         Thereafter                                         7,130,835
                                                           ----------

                                                          $11,194,145
                                                           ==========

                             June 30, 2001 and 2000


NOTE F - INCOME TAXES

    An analysis of the deferred income tax assets and liabilities as of June 30, 2001 is as follows:

       Deferred tax assets
           Improvements held for future development        $  129,728
           Property, equipment and land                       553,397
           Investments                                         24,192
           Other                                              122,346
           Valuation allowance                               (121,216)
                                                            ---------
                                                              708,447
       Deferred tax liabilities
           Deferred tax gain on involuntary
             conversion of land                             6,124,870
                                                            ---------

                         Net deferred tax liability        $5,416,423
                                                            =========

    Income tax expense (benefit) consists of the following:

                                                         Year ended June 30,
                                                      --------------------------
                                                        2001              2000
                                                      ---------       ----------

       Current
           Federal                                    $(111,429)      $1,015,805
           State                                        (16,668)         281,610
                                                      ---------       ----------
                                                       (128,097)       1,297,415
       Deferred
           Federal                                       35,257           44,497
           State                                         12,118           12,552
                                                      ---------       ----------
                                                         47,375           57,049
                                                      ---------       ----------

                                                     $  (80,722)      $1,354,464
                                                     ==========       ==========

    The income tax provision is reconciled to the tax computed at statutory rates as follows:

                                                          Year ended June 30,
                                                      -------------------------
                                                        2001             2000
                                                      --------        ---------

       Tax expense (benefit) at statutory rates      $(162,872)      $1,253,466
       State income taxes at statutory rates           (36,407)         280,186
       Change in valuation allowance                       -           (194,784)
       Nondeductible expenses                           21,459           19,926
       Other                                             1,195           (4,330)
       Revision of prior year estimates                 95,903              -
                                                      --------        ---------

                         Total expense (benefit)     $ (80,722)      $1,354,464
                                                      ========        =========

                             June 30, 2001 and 2000


NOTE F - INCOME TAXES - CONTINUED

    A valuation allowance of approximately $121,000 has been recognized at June 30, 2001 based on estimates of tax assets which are not likely to be realized in the future. Significant changes in assumptions concerning future taxable income and deductions may cause changes in the valuation allowance.

NOTE G - COMMON STOCK

    Under its original Articles of Incorporation (the "Articles"), the Company was authorized to issue 1,964,448 shares of common stock. During 1999, the Articles were amended to eliminate the authority to issue 736,668 shares of Class A common stock for $1.45 a share. The remaining authorized stock is as follows:

    (a) 736,668 shares of no par value common stock to represent $8,500 estimated value of land held by the Town of Atrisco;

    (b) 491,112 shares to be sold for a price to be determined by the Board of Directors, designated as Class B, $1 par value, common stock. The holders of no par value common stock have no preemptive rights to purchase Class B stock.

    At June 30, 2001, the 5,047 shares of no par value common stock, upon judicial determination, can be distributed to stockholders of record as of the date of incorporation.

    There is no established market for the Company's common stock. At June 30, 2001, 714,841 shares of the Company's no par value common stock were issued and outstanding. Of the 5,047 shares of no par value common stock issuable, 1,872 shares may be issued in connection with eliminating fractional shares which resulted from the determinations made by the Court in the heirship case and 3,175 shares represent shares for which the Court in the heirship case ruled that no incorporator or heirs existed. The Company also has reacquired and canceled 16,780 shares of no par value common stock which have been constructively retired. These shares have not been formally retired and, as such, may be issuable to stockholders of record as of the date of incorporation.

    During the year ended June 30, 1999, the Board of Directors approved protection against takeover measures whereby a threat of change of three or more directors in any one year would result in directors threatened with replacement being granted an immediate Class B stock bonus of 5,000 shares if in office as a director ten years or more, and 2,500 shares of Class B stock if in office as a director for less than ten years. The maximum number of shares which could be issued under this agreement at June 30, 2001 is 40,000 shares.

                             June 30, 2001 and 2000


NOTE H - SEGMENT INFORMATION

    The Company operates primarily in two industry segments. They are as follows:

       Land         -  Operations  involve the  development  and sale of tracts, both residential and commercial. In addition, included are incidental revenues from leasing of grazing rights.

       Rentals      -  Operations involve rentalsfrom five single-tenant  retail store buildings and a portion of the Company's office building.

    Financial information for each industry segment is summarized as follows:

                                                 2000                                                 2001
                        -----------------------------------------------------   --------------------------------------------------
                                                      General                                              General
                            Land        Rentals      corporate       Total         Land        Rentals    corporate       Total
                        -----------   -----------   -----------   -----------   -----------   ---------  -----------   -----------
Revenues .............  $ 2,020,990   $ 1,108,177   $      --     $ 3,129,167   $ 6,511,919   $ 843,105  $      --     $ 7,355,024
Operating income .....      471,768       728,473    (1,031,133)      169,108     4,658,425     508,774   (1,126,633)    4,040,566
Interest income ......         --            --         141,122       141,122          --          --        234,872       234,872
Interest expense .....     (109,256)     (668,699)      (38,402)     (816,357)      (20,106)   (536,240)     (48,931)     (605,277)
Income tax expense
  (benefit) ..........        --             --         (80,722)      (80,722)         --          --      1,354,464     1,354,464
Identifiable assets ..    8,913,781    12,061,614     2,890,531    23,865,926     7,141,245   8,426,628    4,669,789    20,237,662
Capital expenditures .         --       3,906,671         7,010     3,913,681          --       169,624       68,657       238,281
Depreciation .........         --         265,528        57,729       323,257          --       188,037       71,216       259,253

    General corporate assets consist primarily of cash, furniture, equipment and a portion of an office building, of which the remaining portion is included in rentals.

NOTE I - BENEFIT PLANS

    The Company has certain defined contribution employee retirement plans that provide for employee and employer contributions. The Company's contribution expense for these plans was $107,000 and $95,000 for 2001 and 2000, respectively.

NOTE J - SALES TO MAJOR CUSTOMERS

    Sales to major customers are summarized as follows:

       During the year ended June 30, 2001, land sales to two customers individually accounted for 35% and 19% of total revenues.

       During the year ended June 30, 2000, land sales to three customers individually accounted for 12%, 29% and 16% of total revenues.

                             June 30, 2001 and 2000


NOTE K - COMMITMENTS AND CONTINGENCIES

    The Company is engaged in various lawsuits either as plaintiff or defendant which have arisen in the conduct of its business which, in the opinion of management, based upon advice of counsel, would not have a material effect on the Company's financial position or operations.

    The Company has entered into employment contracts with eight of its key officers and employees for periods from one to five years which are automatically renewed for one additional period. In the event of involuntary employee termination, these employees may receive from one to six times annual compensation. The remaining terms under the agreements range from one to nine-and-one-half years and the maximum salaries to be paid under the remaining contract periods are approximately $1,283,000.

NOTE L - RELATED PARTY TRANSACTIONS

    The Company purchases its directors' and officers' liability insurance through a corporation controlled by a member of the Board of Directors. Total premiums for these policies paid in 2000 were $92,500.

    The note receivable - related party is from a joint venture partner, is payable in monthly installments of $1,000, including interest at 8.5%, and is collateralized by developed property. The note matures November 2014.

NOTE M - FINANCIAL INSTRUMENTS

    The following table includes various estimated fair value information, which pertains to the Company's financial instruments, and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table are the amounts at which the financial instruments are reported in the financial statements.

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

    2.     Short-Term Investments
           ----------------------

    Short-term investments represent investments in treasury bills and are carried at fair value.

                             June 30, 2001 and 2000


NOTE M - FINANCIAL INSTRUMENTS - CONTINUED

    3.     Real Estate Contracts Receivable
           --------------------------------

    These notes receivable are generally collateralized by real estate and accrue interest at 8% to 9.5%. The fair value of real estate notes is based upon the present value of future cash flows using current interest rates.

    4.     Note Receivable - Related Party
           -------------------------------

    Note receivable - related party is valued at the present value of future cash flows based on the cur-rent rates at which similar loans would be made to borrowers with similar credit ratings.

    5.     Notes, Mortgages and Assessments Payable
           ----------------------------------------

    The discounted amount of future cash flows using the Company's current incremental rate of bor-rowing for similar liabilities is used to estimate fair value.

    The carrying amounts and estimated fair values of the Company's financial instruments at June 30, 2001 are as follows:

                                                     Carrying         Estimated
                                                      amount          fair value
                                                   -----------       -----------

       Financial assets
           Cash and cash equivalents               $   764,001       $   764,001
           Short-term investments                    1,497,275         1,497,275
           Real estate contracts receivable            475,114           475,114
           Note receivable - related party              99,707           111,830
           Other receivables                           152,399           152,399

       Financial liabilities
           Notes, mortgages and assessments
             payable                                11,194,145        11,579,135




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

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Background Information for Officers and Directors:

Directors:

Barbara Page, age 67, has been a Director, a member of the Executive Committee and the Registrant's President and Chief Executive and Chief Financial Officer since 1989. Ms. Page is a member of the Albuquerque Economic Forum, is a member of National Association of Industrial and Office Properties, is on the board of Albuquerque Economic Development Inc., is also a member of the Albuquerque Chamber of Commerce, the Albuquerque West Side Association, the Albuquerque Hispano Chamber of Commerce and New Mexico Home Builders Association.

Polecarpio (Lee) Anaya, age 70, has been a Director, the Company's Executive Vice President and Assistant Secretary/Treasurer. Mr. Anaya has served as Chairman of the Executive Committee since 1989. Mr. Anaya served as a member of the Town of Atrisco Board of Trustees from 1954 through 1959. From 1958 until his retirement in March of 1996, Mr. Anaya owned and operated Lee's Conoco and Lee's American Parts in Albuquerque.

Charles V. Pena, age 50, has been a Director since 1996. He is a member of the board of directors of El Campo Santo, Inc., and a member of the Company's Disclaimer Committee. Mr. Pena retired from Safeway stores after 19 years in that employment. During part of that time, he was a member of the Retail Clerk's Union where he sat on two negotiating committees and twice ran for the Presidency of the Union. Mr. Pena attended the University of New Mexico and the University of Albuquerque, majoring in business courses. Since 1993, Mr. Pena has owned and operated CJ's New Mexican Food Restaurant in Albuquerque,
New Mexico.

Sosimo Sanchez Padilla, age 71, is Chairman of the Board of Directors. Mr. Padilla has served as a Director since 1971 and has been the Chairman of the Board of Directors for the last nine years and is a member of the Company's Executive Committee. Mr. Padilla has been retired from Albuquerque Publishing Company for more than the past 13 years. Mr. Padilla has served on the State of New Mexico Border Research Institute Support Council and National Association of Industrial and Office Properties; was Chairman of the New Mexico Highway Commission from 1982 to 1986; served as a Trustee for the University of Albuquerque; also served as a Director of the Westside Albuquerque Chamber of Commerce; the Greater Albuquerque Chamber of Commerce, and the Albuquerque Hispano Chamber of Commerce. Mr. Padilla was a founder of and for more than 20 years served as a Director of the Bank of New Mexico. In March of 1995, he became a Director of Rancher's State Bank. From 1996 to the present, he has served as a Director of the Hispano Chamber of Commerce in Albuquerque.

Joe S. Chavez, age 64, has served as a Director since 1995. He is a member of the Company's Disclaimer Committee. Mr. Chavez served on the Petroglyph National Monument Advisory Committee. For more than the past 5 years, Mr. Chavez has been a co-owner of Regina's Dance Studio, a business specializing in the sale of gymnastics equipment, costume and ballet apparel and coordination of dance performances and other functions. Mr. Chavez was employed as a Sales Consultant with Casey Luna Ford and for more than the past three years has been employed by with Galles Chevrolet. Mr. Chavez was employed for 20 years by Kimbell Co., OBA Foodway, as Manager Director of store operations. Mr. Chavez served in the Naval Reserve as Front Line Operations, Hydraulics Structural-Line Trouble Shooter.

Carlos Saavedra, age 75, has served as a Director since 1989. Dr. Saavedra is the Chairman of the Company's Disclaimer Committee and was a member of the Historic Research Committee for the Petroglyph National Monument, the National Advisory Board on Child Nutrition, the Ethnic Heritage Studies Task Force, the Board of Directors of the La Compania de Teatro de Alburquerque and the Albuquerque Westside Coalition of Businesses. He holds degrees as follows:
B.S. in Education, M.A. in School Administration, Ed.S. in Bilingual Education, and Ed.D. in linguistics. Until his retirement in 1985, he was employed as a teacher, administrator and consultant for school systems in New Mexico, Colorado and California, and served as a consultant to the Ministries of Education in Caracas, Venezuela and Cochabamba, Bolivia.
Dr. Saavedra received a Presidential Citation for Service Beyond the Call of Duty and is listed in the Who's Who of American Education. From 1989 to 2000
Dr. Saavedra owned and operated Aspen Country Florist in Albuquerque.

David C. Armijo, age 84, has been a Director since 1976 and Secretary and Treasurer since 1989. Mr. Armijo is President and Chairman of the Board of California All Risk Insurance Agency, Inc., in Los Angeles, California.
He is a member of the Board of Directors of the Lockheed Martin Aircraft Overseas Association, the San Gabriel Valley Medical Center, Planning Commissioner for the City of San Gabriel, California, and Chairman of the Finance and Insurance Committee of the Garibaldina Society of California.
Mr. Armijo holds a Bachelor of Arts Degree in Business Administration from the University of California at Berkeley. During World War II, Mr. Armijo was assigned as Civilian Technician to the Eighth Air Force in Europe, and subsequently as Eastern Representative for Lockheed. Mr. Armijo is a licensed pilot. Mr. Armijo holds A&E Licenses as well as an Air Craft Radio Telephone License.

Josie G. Castillo, age 69, has been a Director since 1984, and served as the Company's Treasurer from 1985 to 1989. She is the Chairman of the board of directors of El Campo Santo, Inc. and is a member of the Company's Disclaimer Committee. Mrs. Castillo is a member of the Company's Executive Committee. From 1983 until her retirement in 1995, she was employed by the Human Services Department of the State of New Mexico in Albuquerque, New Mexico.

Carmel Chavez, age 82, has been a Director since 1967, the time of conversion of the Town of Atrisco to Westland. He is one of the signers of the Proposal for Conversion of Town of Atrisco to Westland Development
Co., Inc. and was one of the Company's incorporators. He is the Vice-Chairman of El Campo Santo, Inc. and is a member of the Company's Executive Committee and Disclaimer Committee. Until his retirement in 1983, Mr. Chavez had been employed for 27 years by the Albuquerque Public Schools as head custodian.

Officers:

As stated above, Mr. Sosimo S. Padilla is the Chairman of the Board of Directors, Ms. Barbara Page is the President, Chief Executive Officer and Chief Financial Officer, Mr. Lee Anaya is the Executive Vice President and Assistant Secretary/Treasurer, and Mr. David C. Armijo is the Secretary/Treasurer for the Company. Other officers of the Company are the following:


Leroy J. Chavez, age 40 was appointed to the position of Vice President of Development on April 26, 1996. Mr. Chavez has been employed by the Company since August, 1984, with his primary responsibility being the supervision of engineering and development related to the Company's properties.
Mr. Chavez' responsibilities include the development of the Company's projects as well as the planning and zoning of its land holdings.
Mr. Chavez holds a B.S. degree from the University of New Mexico in Civil Engineering. He is also the qualifying party for the Company's General Contractor's License.

Brent Lesley, age 41 was appointed to the position of Vice President of Marketing on April 26, 1996. Mr. Lesley has been employed by the Company since May of 1986. Mr. Lesley's responsibilities are centered on the sale of real property, from raw land to developed lots. Mr. Lesley's responsibilities also include overseeing the acquisition of property for the Company's property portfolio and the procurement of project financing on both a construction and permanent basis. Mr. Lesley holds a B.S. degree from Iowa State University and an MBA degree from the University of New Mexico.

Fred Ambrogi, age 50, was appointed to the position of Vice President in the Development Division on December 30, 1999. Mr. Ambrogi has been a Company employee since February 1993. Mr. Ambrogi's responsibilities primarily focus on the planning, design, oversight and coordination of specific Company development projects, including the negotiation, oversight and coordination of project related engineering and construction contracts. Mr. Ambrogi holds a B.F.A. degree from the University of New Mexico in Architecture. He has more than 23 years of experience in land development.

Family relationships:

         None of the Directors, nominees or other Officers of the Company are related (as first cousins or closer) by blood, marriage or adoption to any other Director, nominee, or Officer.

Meetings of the Board

         The Board holds regular meetings monthly and special meetings as the business of the Company requires. During the past fiscal year the Board held 12 regular meetings, and no special meetings. All Board members attended at least 85% of the meetings.

         The Board has no audit, nominating or compensation committees, but does have an Executive Committee consisting of Sosimo Sanchez Padilla, Polecarpio
(Lee) Anaya, Barbara Page, Josie Castillo and Carmel Chavez, with an alternate being Carlos Saavedra. Pursuant to the Company's Bylaws, the Executive Committee performs those functions delegated to it by the Board. The Executive Committee did not meet during the past fiscal year.

         Josie Castillo, Carmel Chavez and Charles Pena also serve as Directors and Dr. Saavedra serves as an alternate Director of El Campo Santo, Inc., a wholly owned non-profit corporation that manages and operates 3 cemeteries maintained by the Company. Ms. Castillo and Mr. Chavez also serve as Chairman and Vice Chairman, respectively. These Directors held four meetings during the year, which were attended by all Board members.

ITEM 10:  EXECUTIVE COMPENSATION

         The following table sets forth the compensation for the fiscal year ended June 30, 2001, 2000 and 1999, including bonuses and deferred cash compensation (if any), of the certain Directors, the Company's Chief Executive Officer and the three other highest paid executive officers:

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation

         (a)                             (b)     (c)        (d)         (e)
                                                                       Other
Name and                                                               Annual
Principal                                       Salary     Bonus    Compensation
Position                                Year      ($)      ($)(1)       ($)
--------                                ----    -------    ------   ------------

Barbara Page (1) ...................    2001    110,000      --        13,967
 President, CEO and Director .......    1999    110,000      --        13,951
                                        1999    138,555      --        13,967

Polecarpio (Lee) Anaya (1)(2) ......    2001       --        --        47,776
 Executive Vice President ..........    2000       --        --        47,756
    and Director ...................    1999       --        --        47,776

Sosimo  S. Padilla(1)(2) ...........    2001       --        --        47,776
  Chairman  of the Board ...........    2000       --        --        47,756
     of Directors ..................    1999       --        --        47,776

David C. Armijo(1) .................    2001       --        --        18,276
 Secretary and Director ............    2000       --        --        20,556
                                        1999       --        --        18,876
-----------------
1) Mr. Padilla, Mr. Anaya, Mr. Armijo and Dr. Saavedra are each paid a Directors fee of $1,400 per month. Ms. Page and each of the Company's other Directors are paid a Directors fee of $1,100 per month.
2) Mr. Padilla and Mr. Anaya are each paid $30,000 per year pursuant to consulting agreements.
1)       Includes  accrued vacation benefit paid.

         No executive officer except Ms. Page received $100,000 or more in total annual compensation and bonuses during the fiscal year.

         There were no options issued or outstanding at any time during the fiscal year relating to the purchase of shares of any Class of the Company's securities by members of the Board of Directors.

         The Company has no long term compensation arrangements with its directors other than those discussed herein.

Employment and Consulting Arrangements with Current Officers:

         Since December of 1991 Ms. Page has been employed as the Company's President under a renewable five year employment agreement. If Ms. Page is involuntarily terminated during the term of the agreement she shall be paid, in addition to any salary earned to the date of such termination, an amount of cash equal to six times the amount of her annual salary on the date of termination.

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

Pension Plan:

         Effective January 1, 1997, the Company established a Money Purchase Profit Sharing Deferred Compensation Plan (the "97 Plan") and abandoned the SEP-IRA plan, which it had established in 1991. No payments were made to the abandoned plan after fiscal 1997. Under the `97 Plan, the Company contributes up to 15% of the aggregate earnings of participating employees. During fiscal 1999, 2000 and 2001 $121,197, $88,831 and $107,078, respectively, were contributed by the Company pursuant to the `97 Plan.

         Ms. Page, Mr. Leroy J. Chavez, Mr. Lesley and Mr. Ambrogi participate in all employee benefit plans and Mr. Chavez, Mr.Lesley and Mr. Ambrogi participate in any bonuses, which may be declared by the Board of Directors.


         Each of Westland's Vice Presidents also have one year agreements with the Company providing that if they are involuntarily terminated each of them will be paid an amount equal to one year's salary.



ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of September 15, 2001, the beneficial ownership of No Par Value Stock and Class B Stock by Director of the Company and by all officers and Directors as a group. The information as to beneficial stock ownership is based on data furnished by each person. Each person has sole voting and investment power as to all shares unless otherwise indicated. No person is known by the Company to own beneficially 5% or more of its issued and outstanding equity securities.

                                     NO PAR SHARES                CLASS B SHARES
                                  Amount       Percent         Amount        Percent
                                   and           of             and            of
                                Nature of       Class          Nature       of  Class
                               Beneficial    Beneficially    Beneficial    Beneficially
                                Ownership       Owned         Ownership    Owned (1)(2)

Barbara Page ................    2,647            *            10,300         11.96
401 Coors Blvd., N.W ........
Albuquerque, N.M. 87121

Polecarpio (Lee) Anaya ......       70            *             2,000          2.32
1815 Sunset Gardens Rd., S.W
Albuquerque, N.M. 87105

Charles V. Pena .............      100            *               500           *
2312 Britt St., N.E .........
Albuquerque, N.M. 87112

Sosimo S. Padilla ...........    2,308(1)         *            20,700         24.04
401 Coors Blvd., N.W ........
Albuquerque, N.M. 87121

Joe S. Chavez ...............      250            *               200           *
3901 Donald Rd., S.W ........
Albuquerque, N.M. 87105

Carlos Saavedra .............      141            *              *              *
220 Tohatchi, N.W ...........
Albuquerque, N.M. 87104

David C. Armijo .............    3,132            *             5,000          5.81
401 Coors Blvd., N.W ........
Albuquerque, N.M. 87121

Josie Castillo ..............      738            *            10,000         11.61
401 Coors Blvd., N.W ........
Albuquerque, N.M. 87121

Carmel Chavez ...............      617            *             5,700          6.62
401 Coors Blvd., N.W ........
Albuquerque, N.M. 87121

OFFICERS:

Leroy J. Chavez (2) .........       *             *              *              *
401 Coors Blvd., N.W ........
Albuquerque, New Mexico 87121

Brent Lesley (2) ............       *             *              *              *
401 Coors Blvd., N.W ........
Albuquerque, New Mexico 87121

Fred Ambrogi (2) ............       *             *              *              *
401 Coors Blvd., N.W ........
Albuquerque, New Mexico 87121


Directors and Officers
  as a group (11 people) ....   10,003(1-3)   1.3 (1-3)        54,400         63.18

-------------
2)   Of which, 46 shares are owned by Mr. Padilla's wife.
3) These officers are not lineal descendants of an incorporator of the Town of Atrisco, New Mexico, and cannot own Company's shares.
* Represents less than 1% of the issued No Par Value common shares. The total of the No Par Shares and Class B Shares owned by the Company's Officers and Directors is approximately 8.12% of all such shares that might be voted at the Annual Meeting of Shareholders.

Beneficial Ownership Reporting Requirements.

         All reports required by Section 16(a) of the Exchange Act to be filed during the fiscal year were filed.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal 1990, the Company appointed Mr. David C. Armijo's California all-risk agency as its broker to obtain all of the Company's insurance. Mr. Armijo has held a non-resident broker's license to sell insurance in the State of New Mexico since 1962. That agency received a total of $9,250 in commissions for the placement of the Company's insurance in fiscal 2000 and $-0-in 2001.

         During fiscal 2000 and 2001, the Company compensated Dr. Carlos Saavedra for lobbying before the New Mexico Legislature on behalf of the Company. The total compensation to Dr. Saavedra for this work was $3,500 in 2000 and $-0- in 2001.

         Mr. Padilla, Mr. Anaya, Dr. Saavedra and Mr. Armijo were paid Director's fees of $1,400 per month and each other Director received a Director's fee of $1,100 per month.

                                     PART IV

ITEM 13:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.       Financial Statements:

Report of Independent Certified Public Accountants
Balance Sheet
Statements of Operations
Statement of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

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

(10.4) Lease Agreement dated April 25, 1994, between Central Avenue Partners and Walgreen Co., as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, and incorporated herein by reference.

(10.5) Assignment of Lease dated April 20, 1995, from Central Avenue Partners to Westland, as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.

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

Exhibits filed with this Form 10-KSB.

(10.11) Lease Agreement dated April 21, 1999 between C.A.P. II, a New Mexico general partnership and Walgreen, Co., an Illinois corporation.

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


WESTLAND DEVELOPMENT CO., INC.


By: Barbara Page
    -------------------------
    Barbara Page, President, Chief Executive Officer, Chief Financial Officer and Director

Date: September 27, 2001
      -----------------------

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of Westland and in the capacities and on the dates indicated.


By: David C. Armijo
    -------------------------
    David C. Armijo, Secretary-Treasurer and Principal Financial Officer

Date: September 27, 2001
      -----------------------


In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of Westland and in capacities and on the dates indicated.


By: David C. Armijo
    -------------------------
    David C. Armijo, Director

Date: September 27, 2001
      -----------------------

By: Polecarpio (Lee) Anaya
    -------------------------
    Polecarpio (Lee) Anaya, Executive Vice President and Director

Date: September 27, 2001
      -----------------------

By: Sosimo S. Padilla
    -------------------------
    Sosimo S. Padilla, Director and Chairman of the Board

Date: September 27, 2001
      -----------------------

By: Josie G. Castillo
    -------------------------
    Josie G. Castillo, Director

Date: September 27, 2001
      -----------------------


By: Carmel T. Chavez
    -------------------------
    Carmel T. Chavez, Director

Date: September 27, 2001
      -----------------------

By: Joe S. Chavez
    -------------------------
    Joe S. Chavez, Director

Date: September 27, 2001
      -----------------------

By: Charles V. Pena
    -------------------------
    Charles V. Pena, Director

Date: September 27, 2001
      -----------------------

By: Carlos Saavedra
    -------------------------
    Carlos Saavedra, Director

Date: September 27, 2001
      -----------------------

By: Barbara Page
    -------------------------
    Barbara Page, Director

Date: September 27, 2001
      -----------------------