Form 10KSB/A
period 2001-06-30
WESTLAND DEVELOPMENT CO INC
filed 2001-10-18
CIK 106423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Westland was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Westland's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 3,129,167

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

I. General Development of Business

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

II.  Status of Westland's Business

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

A. Oil and Gas and Grazing Leases

Approximately 54,300 acres of Westland's land is not planned for current development and 55,063 acres are leased to non-affiliated people for cattle grazing. The leases provided revenue of approximately $22,059 in fiscal 2001. Because of the extreme drought in the area, Westland has granted rent abatements to the tenant in each of the last three fiscal years.

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

B. Development Properties

As of June 30, 2001, Westland continued to own approximately 150 acres of developed and unsold land. The effort of Westland and its staff is being devoted to the implementation of the new Master Plan at the earliest possible date. A summary of Westland Master Plan is as follows:

C. Westland Master Plan

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

D. Other Projects

1.  Volcano Business Park

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

2. Project Development

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

Availability of Water and Municipal Services

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

Land is Westland's principal capital resource, and is valued, for financial accounting purposes, at its 1907 value plus the cost of improvements. Westland's balance sheet does not reflect the actual current value of this asset. The Company has no current appraisals of the land and, therefore, the actual value of the land is not known. The carrying value of the land was increased during both fiscal years ended June 30, 2001 and 2000, primarily reflecting increased investment. The carrying value will be increased or decreased regularly as Westland acquires, sells or develops parcels of land. Management believes the June 30, 2001 carrying value of the land is substantially less than its current market value. Westland's balance sheet also segregates income-producing properties which consist of commercial real estate and improvements. The actual value of Westland's land varies depending on national and local market conditions and the amount and proximity of roads, utilities and other amenities to the land under development. As Albuquerque continues to grow, the land value of both developed and undeveloped land should increase.

As reported last year, after some delay, Westland received approval of its Master Plan by both the City of Albuquerque and Bernalillo County. The Master Planned land includes the area north of Interstate 40 and south of the area designated for the Petroglyph National Monument between Unser Boulevard and Paseo del Volcan Road. The Master Plan area encompasses approximately 6,400 acres, but does not include any land located within the Monument and will have no adverse impact on the Monument. During the fiscal year the City of Albuquerque annexed the initial 1,600 acres of the master planned area, which will permit sewer and water services to be extended in an orderly manner to that number of acres as they are developed. Westland has agreed with the City that it will pay the cost of the infrastructure normally paid for by the city for new development in the master planned area and will recover those costs through a fee charged by the city as each lot is connected to the services. Management still anticipates that development and sale of the initial parcels of land within the Master Planned area will occur in the year 2002, however, foreseeable delays in getting utilities to the lands may cause this period to be extended beyond that anticipated date.

Westland is currently preparing marketing information and considering financial options and the optimum timing for initiating development, marketing, and sales of land in the Sector Plan area. The Company and Mesa Golf of Dallas, Texas, during fiscal 2000 obtained approval for a 27 hole golf course community located on 500 acres adjoining the Petroglyph National Monument within the Sector Plan area from the City of Albuquerque's Environmental Planning Commission. The project was delayed because an appeal was filed by Mr. Jaime Chavez on behalf of Water Information Network, a local group, which was subsequently denied.

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

Financial Condition, Liquidity and Capital Resources

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

During fiscal 2002, the Company will be obligated to pay income tax of approximately $800,000 should replacement properties totaling $2,007,000 for the involuntary conversion of land by the National Park Service not be acquired. Management diligently seeks income producing properties for acquisition as replacement properties and fully expects to offset this tax obligation. Because the Company has deferred gains of approximately $15,700,000 for tax reporting, deferred income tax liabilities of approximately $6,100,000 are recorded in the Company's financial statements. In the event replacement properties are sold, deferred income taxes will become currently payable.

Management is not certain that the uncommitted balance of cash, cash equivalents, investments and its borrowing capacity are sufficient to meet all of the Company's obligations during 2002 without considering additional revenues that may be generated during that period.

Results of Operations

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

In the past fiscal year, land sales were less than the prior year as the Company experienced diminished sales of improved residential lots and fewer large parcel sales. Sales of improved residential lots in fiscal 2000 were approximately $1,148,000, and large parcel sales were approximately $4,810,000. In fiscal 2001, the Company's sales of improved lots declined to $1,102,000 and large parcel sales decreased to $830,000, primarily because the Company's sales effort for the year included several large parcels which did not close in 2001.Gross profits on land revenues decreased from 81% in 2000 to 59% in 2001, because of the decreased amount of large parcel sales, which have a higher gross profit ratio, in 2001. Gross profits on rental operations increased slightly in 2001, from 69% to 73%, primarily from the addition of the new Walgreens unit in El Paso.

General and administrative expenses remained relatively constant from 2000 to 2001, but interest income decreased from $234,872 to $141,122, as the Company reduced its holdings of interest bearing investments, and interest expense increased from $605,277 to $816,357 from added debt incurred in 2001.

Cash Flow

During fiscal 2001 Westland invested $5,291,417 in income producing and other assets and had net borrowing of $4,978,715. Including these uses of cash and payment of cash dividends of $1,003,623, cash equivalents and short-term investments decreased by $3,118,559, as operations used $1,806,668. In 2000, operating and investing activities provided $2,407,033 and $2,183,749, respectively, while financing activities used $2,008,404, including net debt repayment of $1,161,221, resulting in an increase in cash and equivalents of $2,582,378.

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

Background Information for Officers and Directors

Directors

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

Officers

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

Family relationships

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

Beneficial Ownership Reporting Requirements

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

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation
                                                -------------------
         (a)                             (b)     (c)        (d)         (e)
                                                                       Other
Name and                                                               Annual
Principal                                       Salary     Bonus    Compensation
Position                                Year      ($)      ($)(1)       ($)
--------                                ----    -------    ------   ------------

Barbara Page (1) ...................    2001    110,000      --        13,967
 President, CEO and Director .......    1999    110,000      --        13,951
                                        1999    138,555(4)   --        13,967

Polecarpio (Lee) Anaya (1)(2) ......    2001       --        --        47,776
 Executive Vice President ..........    2000       --        --        47,756
    and Director ...................    1999       --        --        47,776

Sosimo  S. Padilla(1)(2) ...........    2001       --        --        47,776
  Chairman  of the Board ...........    2000       --        --        47,756
     of Directors ..................    1999       --        --        47,776

David C. Armijo(1)(3)...............    2001       --        --        18,276
 Secretary and Director ............    2000       --        --        20,556
                                        1999       --        --        18,876
-----------------
1) Mr. Padilla, Mr. Anaya, Mr. Armijo and Dr. Saavedra are each paid a Directors fee of $1,400 per month. Ms. Page and each of the Company's other Directors are paid a Directors fee of $1,100 per month.
2) Mr. Padilla and Mr. Anaya are each paid $30,000 per year pursuant to consulting agreements.
3) Does not include payments made to Mr. Armijo's insurance agency, if any, by the insurance carrieras commossions form policies owned by the Company.
4) No executive officer except Ms. Page received $100,000 or more in total annual compensation and bonuses during the fiscal year.

         There were no options issued or outstanding at any time during the fiscal year relating to the purchase of shares of any Class of the Company's securities by members of the Board of Directors.

         The Company has no long term compensation arrangements with its directors other than those discussed herein.

Employment and Consulting Arrangements with Current Officers

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

Pension Plan

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

                                     NO PAR SHARES                CLASS B SHARES
                                  Amount       Percent         Amount        Percent
                                   and           of             and            of
                                Nature of       Class          Nature       of  Class
                               Beneficial    Beneficially    Beneficial    Beneficially
                                Ownership       Owned         Ownership    Owned (1)(2)
                               ----------    ------------    ----------    ------------
CLASS "A" DIRECTORS

Barbara Page ................    2,647            *            11,300         13.12
401 Coors Blvd., N.W ........
Albuquerque, N.M. 87121

Polecarpio (Lee) Anaya ......       70            *             1,000          1.16
1815 Sunset Gardens Rd., S.W
Albuquerque, N.M. 87105

Charles V. Pena .............      100            *               500           *
2312 Britt St., N.E .........
Albuquerque, N.M. 87112

CLASS "B" DIRECTORS

Sosimo S. Padilla ...........    2,308(3)         *            20,700         24.04
401 Coors Blvd., N.W ........
Albuquerque, N.M. 87121

Joe S. Chavez ...............      250            *               200           *
3901 Donald Rd., S.W ........
Albuquerque, N.M. 87105

Carlos Saavedra .............      141            *              *              *
220 Tohatchi, N.W ...........
Albuquerque, N.M. 87104

CLASS "C" DIRECTORS

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
401 Coors Blvd., N.W ........
Albuquerque, N.M. 87121

OFFICERS

Leroy J. Chavez (4) .........       *             *              *              *
401 Coors Blvd., N.W ........
Albuquerque, New Mexico 87121

Brent Lesley (4) ............       *             *              *              *
401 Coors Blvd., N.W ........
Albuquerque, New Mexico 87121

Fred Ambrogi (4) ............       *             *              *              *
401 Coors Blvd., N.W ........
Albuquerque, New Mexico 87121


Directors and Officers
  as a group (11 people) ....   10,003(1-3)   1.3 (1-3)        54,400         63.18

-------------
1) Each of the classs B Directors is a Management's nominee for Director at the Annual Meeting of Shareholders.
2)   In July of 2001, Ms. Page purchased 1,000 Class B shares from Mr. Anaya.
3)   Of which, 46 shares are owned by Mr. Padilla's wife.
4) These officers are not lineal descendants of an incorporator of the Town of Atrisco, New Mexico, and cannot own Company's shares.
* Represents less than 1% of the issued No Par Value common shares. The total of the No Par Shares and Class B Shares owned by the Company's Officers and Directors is approximately 8.12% of all such shares that might be voted at the Annual Meeting of Shareholders.


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

Date: October 16, 2001
      ----------------

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of Westland and in the capacities and on the dates indicated.


By: David C. Armijo
    -------------------------
    David C. Armijo, Secretary-Treasurer and Principal Financial Officer

Date: October 16, 2001
      ----------------


In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of Westland and in capacities and on the dates indicated.


By: David C. Armijo
    -------------------------
    David C. Armijo, Director

Date: October 16, 2001
      ----------------

By: Polecarpio (Lee) Anaya
    -------------------------
    Polecarpio (Lee) Anaya, Executive Vice President and Director

Date: October 16, 2001
      ----------------

By: Sosimo S. Padilla
    -------------------------
    Sosimo S. Padilla, Director and Chairman of the Board

Date: October 16, 2001
      ----------------

By: Josie G. Castillo
    -------------------------
    Josie G. Castillo, Director

Date: October 16, 2001
      ----------------

By: Carmel T. Chavez
    -------------------------
    Carmel T. Chavez, Director

Date: October 16, 2001
      ----------------

By: Joe S. Chavez
    -------------------------
    Joe S. Chavez, Director

Date: October 16, 2001
      ----------------

By: Charles V. Pena
    -------------------------
    Charles V. Pena, Director

Date: October 16, 2001
      ----------------

By: Carlos Saavedra
    -------------------------
    Carlos Saavedra, Director

Date: October 16, 2001
      ----------------

By: Barbara Page
    -------------------------
    Barbara Page, Director

Date: October 16, 2001
      ----------------