Form 10QSB
period 2001-09-30
WESTLAND DEVELOPMENT CO INC
filed 2001-11-14
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 30, 2001

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
YES [ X ] No [  ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of November 13, 2001:

     No Par Value Common:                    714,841
     Class B $1.00 Par Value Common:          86,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]



                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                               September 30, 2001

    ASSETS
Cash and cash equivalents ........................                  $    850,391
Short-term investments ...........................                       300,512
Receivables:
   Real estate contracts .........................   $    473,820
   Note receivable - related party ...............         98,819
   Other receivables .............................         66,713        639,352
                                                     ------------
Land and improvements held for
   future development ............................                     8,389,395
Income producing properties, net .................                    11,769,366
Property and equipment, net of accumulated
   depreciation of $594,243 ......................                       327,569
Investment in Partnerships and joint ventures ....                       226,659
Income taxes receivable ..........................                        14,257
Other ............................................                       300,532
                                                                    ------------

                                                                    $ 22,818,033
                                                                    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $    492,480
Deferred income taxes ............................                     5,416,423
Notes, bonds, mortgages and assessments payable ..                    10,070,322
                                                                    ------------
                 Total liabilities ...............                    15,979,225

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      714,841 shares .............................          8,500
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      86,100 shares ..............................         86,100
   Additional paid-in capital ....................        591,811
   Retained earnings .............................      6,152,397      6,838,808
                                                     ------------   ------------

                                                                    $ 22,818,033
                                                                    ============



                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                      For the 3 months ended
                                                           September 30,
                                                       2001            2000
                                                    -----------     -----------
Revenues
   Land ......................................      $   932,390     $   331,537
   Rentals ...................................          299,725         219,184
                                                    -----------     -----------
                                                      1,232,115         550,721
Costs and expenses
   Cost of land revenues .....................          488,327         185,433
   Cost of rentals ...........................           67,504          60,615
   General and administrative ................          416,384         664,196
                                                    -----------     -----------
                                                        972,215         910,244
                                                    -----------     -----------

      (Loss) income from operations ..........         259,900         (359,523)

Other (income) expense
   Interest income ...........................          (21,744)        (56,988)
   Other income ..............................           (8,957)         (5,921)
   Interest expense ..........................          191,909         146,287
                                                    -----------     -----------
                                                        161,208          83,378
                                                    -----------     -----------

      (Loss) earnings before income taxes ....           98,692        (442,901)

Income tax (benefit) expense .................           39,500        (177,000)
                                                    -----------     -----------

      NET (LOSS) EARNINGS ....................      $    59,192     $  (265,901)
                                                    ===========     ===========
Weighted average common shares
   outstanding ...............................          800,941         801,380
                                                    ===========     ===========
(Loss) earnings per common share .............      $       .07     $      (.33)
                                                    ===========     ===========



                        WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                   For the three months ended
                                                          September 30,
                                                      2001            2000
                                                  ------------    -------------
Cash flows from operating activities
 Cash received from land sales
   and collections on real
   estate contracts receivable .................  $  1,054,139     $    329,807
 Development and closing costs paid
   on land sales ...............................      (686,579)        (154,948)
 Cash received from rental operations ..........       312,084          217,987
 Cash paid for rental operations ...............        (5,307)         (10,690)
 Cash received for property taxes ..............        15,130           18,930
 Interest received .............................         9,554           56,419
 Interest paid .................................      (245,478)        (137,105)
 Income taxes paid .............................        (9,200)         (50,000)
 General and administrative costs paid .........      (442,531)        (652,457)
 Other .........................................          --              5,921
                                                  ------------     ------------
  Net cash provided (used) by
   operating activities ........................         1,812         (376,136)
                                                  ------------     ------------

Cash flows from investing activities
 Capital expenditures for income
   producing and other properties ..............          --         (3,952,194)
 Investment in partnerships and joint ventures .        10,750              179
 Change in short-term investments ..............     1,196,763       (1,476,667)
 Proceeds from note receivable-related party ...           888              816
                                                  ------------     ------------
  Net cash provided (used) in
   investing activities ........................     1,208,401       (5,427,866)
                                                  ------------     ------------
Cash flows from financing activities
 Borrowing on notes, mortgages and
   assessments payable .........................       339,871        3,429,135
 Repayments of bonds, mortgages,
   notes and assessments payable ...............    (1,463,694)         (70,252)
 Payment of dividends ..........................          --         (1,003,623)
 Purchase of common stock ......................          --             (5,850)
                                                  ------------     ------------
  Net cash (used) provided by
    financing activities .......................    (1,123,823)       2,349,410
                                                  ------------     ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .........................        86,390       (3,454,592)

Cash and cash equivalents at
  beginning of period ..........................       764,001        3,882,560
                                                  ------------     ------------
Cash and cash equivalents at
  end of period ................................  $    850,391     $    427,968
                                                  ============     ============

Reconciliation of net earnings (loss)
 to net cash provided (used) in
 operating activities

Net (loss) earnings ............................  $     59,192     $   (265,901)

Adjustments to reconcile net (loss)
 earnings to net cash used
 provided by operating activities
     Depreciation ..............................        84,842           66,416

Change in
     Rents receivable, accrued interest,
       property tax and other assets ...........        85,686           (9,647)
     Real estate contracts .....................         1,294            1,790
     Land and improvements held for
       future development and income
       producing properties ....................      (197,924)          25,557
     Other assets ..............................       (48,016)          (5,824)
     Accounts and retainages payable,
       accrued interest and other
       liabilities .............................       (13,562)          38,473
     Income taxes payable ......................        30,300         (227,000)
                                                  ------------     ------------
Net cash (used in) provided by
  operating activities .........................  $      1,812     $   (376,136)
                                                  ============     ============


                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                               September 30, 2001

     1. The balance sheet at September 30, 2001, statements of cash flows and statements of operations for the three months ended September 30, 2001 and September 30, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 2001. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of operating results for the full year.

     2. The computation of earnings (loss) per common share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration, which for the three month periods ended September 30, 2001 and September 30, 2000 were 800,941 and 801,380, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the three months ended September 30, 2001, the Company's cash and cash equivalents increased by $86,390. During this period, operations provided $1,812 and investing activities provided $1,208,401, primarily from short-term and joint venture investments. Also, the Company repaid debt of $1,123,823, net. Except for short-term borrowing, the Company's primary source of cash is the sale of land. Although rental operations generated $300,000 in the first fiscal quarter, most of those receipts normally are used to service the mortgage debt for those properties. Other than trade payables, the other significant debt is $1,374,000 on a construction line of credit. This amount fluctuates, and is paid from receipts from lot sales. The Company will continue to improve its land projects to create saleable product, and management believes that receipts from those sales will sustain the Company for the balance of the year.

     During the first quarter of the current fiscal year, the Company had revenues of $1,232,115 compared to $550,721 during the same period in the prior fiscal year. Land revenues increased significantly primarily due to a greater amount of improved lot sales, $910,000 compared to $315,000. Operating expenses during the three months ended September 30, 2001, were $972,215 compared to $910,244 during the comparable period in 2000. The increase was due principally to higher cost of land revenues by $303,000, offset by a decrease in general and administrative expenses of $248,000. As the Company sells the remaining lots in its Tierra Oeste units this year, it will begin sales of lots in the Painted Sky and Crossings divisions, which should continue into the next fiscal year.

     For the past nine years, the National Park Service has been buying land from Westland for its Petroglyph National Park pursuant to condemnation. The Company is allowed to defer federal and state income tax on the gain from these sales if it reinvests the proceeds within a specified time. The result has been deferred tax liability of $5,416,423. Of the approximately $15,600,000 spent, the Company has remaining approximately $3,585,000 of replacemant lands and property to acquire by June 30, 2004. In the event the Company does not replace the property sold to the National Park Service, it may need to utilize a substantial portion of its liquid investments for the payment of these taxes.


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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: November 13, 2001            By:   Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer