Form 10QSB
period 2001-12-31
WESTLAND DEVELOPMENT CO INC
filed 2002-02-13
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended December 31, 2001

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of February 11, 2001:

     No Par Value Common:                    714,841
     Class B $1.00 Par Value Common:          86,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]



                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                               December 31, 2001

    ASSETS
Cash and cash equivalents ........................                  $  1,420,854
Short-term investments ...........................                       302,193
Receivables:
   Real estate contracts .........................   $  2,482,644
   Note receivable - related party ...............         97,803
   Other receivables .............................         29,227      2,609,674
                                                     ------------
Land and improvements held for
   future development ............................                     7,941,175
Income producing properties, net .................                    11,696,298
Property and equipment, net of accumulated
   depreciation of $603,988 ......................                       317,824
Investment in Partnerships and joint ventures ....                       224,789
Income taxes receivable ..........................                        14,257
Other ............................................                       242,477
                                                                    ------------

                                                                    $ 24,769,541
                                                                    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $  1,551,327
Deferred income taxes ............................                     5,416,423
Notes, bonds, mortgages and assessments payable ..                     9,410,709
                                                                    ------------
                 Total liabilities ...............                    16,378,459

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      714,841 shares .............................          8,500
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      86,100 shares ..............................         86,100
   Additional paid-in capital ....................        591,811
   Retained earnings .............................      7,704,671      8,391,082
                                                     ------------   ------------

                                                                    $ 24,769,541
                                                                    ============



                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                    For the three months ended
                                                           December 31,
                                                       2001            2000
                                                    -----------     -----------
Revenues
   Land ......................................      $ 4,337,035     $   136,710
   Rentals ...................................          299,224         298,063
                                                    -----------     -----------
                                                      4,636,259         434,773
Costs and expenses
   Cost of land revenues .....................        1,063,275         110,693
   Cost of rentals ...........................           72,968          81,632
   General and administrative ................          730,627         465,072
                                                    -----------     -----------
                                                      1,866,870         657,397
                                                    -----------     -----------

      Income (loss) from operations ..........        2,769,389        (222,624)

Other (income) expense
   Interest income ...........................          (16,270)        (31,083)
   Other income ..............................          (10,130)         (5,737)
   Interest expense ..........................          209,015         192,851
                                                    -----------     -----------
                                                        182,615         156,031
                                                    -----------     -----------

      Earnings (loss) before income taxes ....        2,586,774        (378,655)

Income tax expense (benefit) .................        1,034,500        (152,000)
                                                    -----------     -----------

      NET EARNINGS (LOSS) ....................      $ 1,552,274     $  (226,655)
                                                    ===========     ===========
Weighted average common shares
   outstanding ...............................          800,941         801,103
                                                    ===========     ===========
Earnings (loss) per common share .............      $      1.94     $      (.28)
                                                    ===========     ===========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     For the six months ended
                                                           December 31,
                                                       2001            2000
                                                    -----------     -----------
Revenues
   Land ......................................      $ 5,269,425     $   468,247
   Rentals ...................................          598,949         517,247
                                                    -----------     -----------
                                                      5,868,374         985,494
Costs and expenses
   Cost of land revenues .....................        1,551,602         296,126
   Cost of rentals ...........................          140,472         142,247
   General and administrative ................        1,147,011       1,129,268
                                                    -----------     -----------
                                                      2,839,085       1,567,641
                                                    -----------     -----------

      Income (loss) from operations ..........        3,029,289        (582,147)

Other (income) expense
   Interest income ...........................          (38,014)        (88,071)
   Other income ..............................          (19,087)        (11,658)
   Interest expense ..........................          400,924         339,138
                                                    -----------     -----------
                                                        343,823         239,409
                                                    -----------     -----------

      Earnings (loss) before income taxes ....        2,685,466        (821,556)

Income tax expense (benefit) .................        1,074,000        (329,000)
                                                    -----------     -----------

      NET EARNINGS (LOSS) ....................      $ 1,611,466     $  (492,556)
                                                    ===========     ===========
Weighted average common shares
   outstanding ...............................          800,941         801,248
                                                    ===========     ===========
Earnings (loss) per common share .............      $      2.01     $      (.61)
                                                    ===========     ===========





                        WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                    For the six months ended
                                                          December 31,
                                                      2001            2000
                                                  ------------    -------------
Cash flows from operating activities
 Cash received from land sales
   and collections on real
   estate contracts receivable .................  $  3,448,635     $    499,906
 Development and closing costs paid
   on land sales ...............................    (1,297,559)        (891,328)
 Cash received from rental operations ..........       598,949          486,685
 Cash paid for rental operations ...............         7,152          (20,349)
 Cash paid for property taxes ..................       (49,664)         (33,880)
 Interest received .............................        13,651           87,314
 Interest paid .................................      (454,230)        (324,959)
 Income taxes paid .............................        (9,200)         (50,000)
 General and administrative costs paid .........    (1,037,181)        (651,095)
 Other .........................................          --                100
                                                  ------------     ------------
  Net cash provided (used) by
   operating activities ........................     1,220,553         (897,606)
                                                  ------------     ------------

Cash flows from investing activities
 Capital expenditures for income
   producing and other properties ..............          --         (3,956,389)
 Investment in partnerships and joint ventures .        22,750           14,000
 Change in short-term investments ..............     1,195,082       (1,500,007)
 Proceeds from note receivable-related party ...         1,904            1,649
 Proceeds from sale of assets ..................          --                 90
                                                  ------------     ------------
  Net cash provided (used) in
   investing activities ........................     1,219,736       (5,440,657)
                                                  ------------     ------------
Cash flows from financing activities
 Borrowing on notes, mortgages and
   assessments payable .........................       926,928        4,247,109
 Repayments of bonds, mortgages,
   notes and assessments payable ...............    (2,710,364)        (255,066)
 Payment of dividends ..........................          --         (1,003,623)
 Purchase/retireentof common stock, net ........          --              4,434
                                                  ------------     ------------
  Net cash (used) provided by
    financing activities .......................    (1,783,436)       2,992,854
                                                  ------------     ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .........................       656,853       (3,345,409)

Cash and cash equivalents at
  beginning of period ..........................       764,001        3,882,560
                                                  ------------     ------------
Cash and cash equivalents at
  end of period ................................  $  1,420,854     $    537,151
                                                  ============     ============

Reconciliation of net earnings (loss)
 to net cash provided (used) in
 operating activities

Net earnings (loss) ............................  $  1,611,466     $   (492,556)

Adjustments to reconcile net earnings
 (loss) to net cash provided
 (used in) by operating activities
     Depreciation ..............................       167,655          154,249
     Gain on sale of assets ....................          --                (90)

Change in
     Rents receivable, accrued interest,
       property tax and other assets ...........       123,172           11,921
     Real estate contracts .....................    (2,007,530)          49,271
     Land and improvements held for
       future development and income
       producing properties ....................       250,296         (600,900)
     Other assets ..............................           (91)         (46,698)
     Accounts and retainages payable,
       accrued interest and other
       liabilities .............................        10,785         (379,000)
     Income taxes payable ......................     1,064,800          406,197
                                                  ------------     ------------
Net cash provided by (used in)
  operating activities .........................  $  1,220,553     $   (897,606)
                                                  ============     ============


                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                               December 31, 2001

     1. The balance sheet at December 31, 2001, statements of operations for the three and six months ended December 31, 2001 and December 31, 2000 and statements of cash flows for the six month periods ended December 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 2001. The results of operations for the three months and six months ended December 31, 2001 are not necessarily indicative of operating results for the full year.

     2. The computation of earnings (loss) per common share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration, which for the three and six month periods ended December 31, 2001 was 800,941 and for the three and six month periods ended December 31, 2000 were 801,103 and 801,248, respectively.

     3. Financial information for the two industry segments, land sales and rental operations, are as follows:

                                                       General
                           Land         Rentals       corporate        Total
                           ----         -------       ---------        -----
Three months ended
December 31, 2001:

Revenues                $4,337,035     $299,224      $     -         $4,636,259
Costs and expenses       1,063,275       72,968          730,627      1,866,870
                        ----------     --------      -----------     ----------
Income (loss) from
  operations             3,273,760      226,256         (730,627)     2,769,389

Interest income                                          (16,270)       (16,270)
Other income                                             (10,130)       (10,130)
Interest expense            17,282      190,664            1,069        209,015
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $3,256,478     $ 35,592      $  (705,296)    $2,586,774
                        ==========     ========      ===========     ==========

Three months ended
December 31, 2000:

Revenues                $  136,710     $298,063      $     -         $  434,773
Costs and expenses         110,693       81,632          465,072        657,397
                        ----------     --------      -----------     ----------
Income (loss) from
  operations                26,017      216,431         (465,072)      (222,624)

Interest income                                          (31,083)       (31,083)
Other income                                              (5,737)        (5,737)
Interest expense            25,810      157,970            9,071        192,851
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $      207     $ 58,461      $  (437,323)    $ (378,655)
                        ==========     ========      ===========     ==========

Six months ended
December 31, 2001:

Revenues                $5,269,425     $598,949      $     -         $5,868,374
Costs and expenses       1,551,602      140,472        1,147,011      2,839,085
                        ----------     --------      -----------     ----------
Income (loss) from
  operations             3,717,823      458,477      (1,147,011)      3,029,289

Interest income                                         (38,014)        (38,014)
Other income                                            (19,087)        (19,087)
Interest expense            33,150      365,724           2,050         400,924
                        ----------     --------     -----------      ----------
Earnings (loss)
  before income taxes   $3,684,673     $ 92,753     $(1,091,960)     $2,685,466
                        ==========     ========     ===========      ==========

Six months ended
December 31, 2000:

Revenues                $  468,247     $517,247      $     -         $  985,494
Costs and expenses         296,126      142,247        1,129,268      1,567,641
                        ----------     --------      -----------     ----------
Income (loss) from
  operations               172,121      375,000      (1,129,268)       (582,147)

Interest income                                         (88,071)        (88,071)
Other income                                            (11,658)        (11,658)
Interest expense            45,388      277,797          15,953         339,138
                        ----------     --------     -----------      ----------
Earnings (loss)
  before income taxes   $  126,733     $ 97,203     $(1,045,492)     $ (821,556)
                        ==========     ========     ===========      ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the six months ended December 31, 2001, the Company's cash and cash equivalents increased by $656,853. During this period, operations provided $1,220,553 and investing activities provided $1,219,736, primarily from short-term and joint venture investments. Also, the Company repaid debt of $1,783,436, net. Except for short-term borrowing, the Company's primary source of cash is the sale of land. Although rental operations generated approximately $600,000 in the first two quarters, most of those receipts were used to service the mortgage debt for those properties. Other than trade payables, the other significant debt is $784,802 on lines of credit used for operations. This amount fluctuates, and is paid from receipts from lot sales. The Company will continue to improve its land projects to create saleable products, and management believes that receipts from those sales will sustain the Company for the balance of the year.

     During the second quarter of the current fiscal year, the Company had revenues of $4,636,259 compared to $434,773 during the same period in the prior fiscal year. Land revenues increased significantly primarily due to a greater amount of improved lot sales, $2,214,600 compared to $435,000 and an increase in large parcel sales of $2,725,000. Operating expenses during the three months ended December 31, 2001, were $1,866,870 compared to $657,397 during the comparable period in 2000. The increase was due principally to higher cost of land revenues by $952,582, and an increase in general and administrative expenses of $265,555, which is primarily due to increased uncollectible accounts of $183,000. As the Company sells the remaining lots in its Tierra Oeste units this year, it has begun sales of lots in the Painted Sky divisions, which should continue into the next fiscal year.

     For the year to date, revenues in 2001 were $5,868,374 compared to $985,494, for reasons stated above. Operating costs were $2,839,085 compared to $1,567,641 as cost of sales increased by $1,255,476. The cost of rental revenues and general and administrative expenses remained relatively constant from 2000 to 2001. Most of the improvement in revenue and income occurred in the second quarter, due to accelerated subdivision lot sales and one single transaction of $2,225,000. Management expects increased sales of land to continue.

     For the past nine years, the National Park Service has been buying land from Westland for its Petroglyph National Park pursuant to condemnation. The Company is allowed to defer federal and state income tax on the gain from these sales if it reinvests the proceeds within a specified time. The result has been a deferred tax liability of $5,416,423. Of the approximately $15,600,000 spent, the Company has remaining approximately $3,585,000 of replacemant lands and property to acquire by June 30, 2004. In the event the Company does not replace the property sold to the National Park Service, it may need to utilize a substantial portion of its liquid investments for the payment of these taxes.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: February 11, 2002            By:   Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer