Form 10QSB
period 2002-03-31
WESTLAND DEVELOPMENT CO INC
filed 2002-05-09
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2002

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
YES [ X ] No [  ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of May 9, 2002:

     No Par Value Common:                    714,547
     Class B $1.00 Par Value Common:          86,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]



                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                                 March 31, 2002

    ASSETS
Cash and cash equivalents ........................                  $  1,714,338
Short-term investments ...........................                       761,460
Receivables:
   Real estate contracts .........................   $    497,136
   Note receivable - related party ...............         97,076
   Other receivables .............................         38,265        632,477
                                                     ------------
Land and improvements held for
   future development ............................                     8,121,994
Income producing properties, net .................                    11,623,231
Property and equipment, net of accumulated
   depreciation of $578,968 ......................                       336,394
Investment in Partnerships and joint ventures ....                       193,432
Income taxes receivable ..........................                        14,257
Other ............................................                       274,357
                                                                    ------------

                                                                    $ 23,671,940
                                                                    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $    399,894
Deferred income taxes ............................                     5,616,423
Notes, bonds, mortgages and assessments payable ..                     8,877,869
                                                                    ------------
                 Total liabilities ...............                    14,894,186

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      714,547 shares .............................          8,500
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      86,100 shares ..............................         86,100
   Additional paid-in capital ....................        591,811
   Retained earnings .............................      8,091,343      8,777,754
                                                     ------------   ------------

                                                                    $ 23,671,940
                                                                    ============



                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                    For the three months ended
                                                             March 31,
                                                       2002            2001
                                                    -----------     -----------
Revenues
   Land ......................................      $ 1,717,221     $    24,377
   Rentals ...................................          318,123         292,963
                                                    -----------     -----------
                                                      2,035,344         317,340
Costs and expenses
   Cost of land revenues .....................          783,999            --
   Cost of rentals ...........................           75,330          79,145
   General and administrative ................          386,185         414,875
                                                    -----------     -----------
                                                      1,245,514         494,020
                                                    -----------     -----------

      Income (loss) from operations ..........          789,830        (176,680)

Other (income) expense
   Interest income ...........................          (52,599)        (28,830)
   Other income ..............................            2,707          (9,121)
   Interest expense ..........................          195,051         219,070
                                                    -----------     -----------
                                                        145,159         181,119
                                                    -----------     -----------

      Earnings (loss) before income taxes ....          644,671        (357,799)

Income tax expense (benefit) .................          258,000        (141,000)
                                                    -----------     -----------

      NET EARNINGS (LOSS) ....................      $   386,671     $  (216,799)
                                                    ===========     ===========
Weighted average common shares
   outstanding ...............................          800,892         800,994
                                                    ===========     ===========
Earnings (loss) per common share .............      $       .48     $      (.27)
                                                    ===========     ===========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     For the nine months ended
                                                             March 31,
                                                       2002            2001
                                                    -----------     -----------
Revenues
   Land ......................................      $ 6,986,645     $   492,624
   Rentals ...................................          917,072         810,210
                                                    -----------     -----------
                                                      7,903,717       1,302,834
Costs and expenses
   Cost of land revenues .....................        2,335,601         296,126
   Cost of rentals ...........................          215,802         221,392
   General and administrative ................        1,533,195       1,544,143
                                                    -----------     -----------
                                                      4,084,598       2,061,661
                                                    -----------     -----------

      Income (loss) from operations ..........        3,819,119        (758,827)

Other (income) expense
   Interest income ...........................          (90,613)       (116,901)
   Gain on sale of assets ....................             --               (90)
   Other income ..............................          (16,381)        (20,689)
   Interest expense ..........................          595,975         558,208
                                                    -----------     -----------
                                                        488,981         420,528
                                                    -----------     -----------

      Earnings (loss) before income taxes ....        3,330,138      (1,179,355)

Income tax expense (benefit) .................        1,332,000        (470,000)
                                                    -----------     -----------

      NET EARNINGS (LOSS) ....................      $ 1,998,138     $  (709,355)
                                                    ===========     ===========
Weighted average common shares
   outstanding ...............................          800,925         801,165
                                                    ===========     ===========
Earnings (loss) per common share .............      $      2.49     $      (.89)
                                                    ===========     ===========





                        WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                    For the nine months ended
                                                            March 31,
                                                      2002            2001
                                                  ------------    -------------
Cash flows from operating activities
 Cash received from land sales
   and collections on real
   estate contracts receivable .................  $  7,114,605     $    509,488
 Development and closing costs paid
   on land sales ...............................    (2,258,809)      (1,468,587)
 Cash received from rental operations ..........       921,961          806,618
 Cash paid for rental operations ...............          --            (55,896)
 Cash paid for property taxes ..................       (52,547)          48,129
 Interest received .............................        54,055          116,155
 Interest paid .................................      (732,620)        (540,178)
 Income taxes paid .............................    (1,183,513)         (50,000)
 General and administrative costs paid .........    (1,449,238)      (1,415,334)
 Other .........................................        14,150              100
                                                  ------------     ------------
  Net cash provided (used) by
   operating activities ........................     2,428,044       (2,049,505)
                                                  ------------     ------------

Cash flows from investing activities
 Capital expenditures for income
   producing and other properties ..............       (29,033)      (3,910,915)
 Distributions from partnerships
  and joint ventures ...........................        37,250           24,250
 Change in short-term investments ..............       735,815       (1,371,036)
 Proceeds from note receivable-related party ...         2,631            2,499
 Proceeds from sale of assets ..................          --                 90
                                                  ------------     ------------
  Net cash provided (used) in
   investing activities ........................       746,663       (5,255,112)
                                                  ------------     ------------
Cash flows from financing activities
 Borrowing on notes, mortgages and
   assessments payable .........................     1,713,053        5,294,617
 Repayments of bonds, mortgages,
   notes and assessments payable ...............    (3,937,423)        (499,496)
 Payment of dividends ..........................          --         (1,003,623)
 Purchase/retirement of common stock, net ......          --              4,434
                                                  ------------     ------------
  Net cash (used) provided by
    financing activities .......................    (2,224,370)       3,795,932
                                                  ------------     ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .........................       950,337       (3,508,685)

Cash and cash equivalents at
  beginning of period ..........................       764,001        3,882,560
                                                  ------------     ------------
Cash and cash equivalents at
  end of period ................................  $  1,714,338     $    373,875
                                                  ============     ============

Reconciliation of net earnings (loss)
 to net cash provided (used) in
 operating activities

Net earnings (loss) ............................  $  1,998,137     $   (709,355)

Adjustments to reconcile net earnings
 (loss) to net cash provided
 (used in) by operating activities
     Depreciation ..............................       251,185          240,854
     Gain on sale of assets ....................          --                (90)

Change in
     Rents receivable, accrued interest,
       property tax and other assets ...........       114,134          (20,758)
     Real estate contracts .....................       (22,022)          50,492
     Land and improvements held for
       future development and income
       producing properties ....................        69,477       (1,169,491)
     Other assets ..............................       (15,114)         (28,540)
     Accounts and retainages payable,
       accrued interest and other
       liabilities .............................      (116,240)         107,383
     Income taxes payable ......................       148,487         (520,000)
                                                  ------------     ------------
Net cash provided by (used in)
  operating activities .........................  $  2,428,044     $ (2,049,505)
                                                  ============     ============


                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                                March 31, 2002

     1. The balance sheet at March 31, 2002, statements of operations for the three and nine months ended March 31, 2002 and March 31, 2001 and statements of cash flows for the nine month periods ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 2001. The results of operations for the three months and nine months ended March 31, 2002 are not necessarily indicative of operating results for the full year.

     2. The computation of earnings (loss) per common share has been based on the weighted average number of shares of outstanding common stock and common stock issuable without further consideration, which for the three month periods ended March 31, 2002 and 2001 were 800,892 and 800,994, respectively, and for the nine month periods ended March 31, 2002 and 2001 were 800,925 and 801,165, respectively.

     3. Financial information for the two industry segments, land sales and rental operations, are as follows:


                                                       General
                           Land         Rentals       corporate        Total
                           ----         -------       ---------        -----
Three months ended
March 31, 2002:

Revenues                $1,717,221     $318,123      $      --       $2,035,344
Costs and expenses         783,999       75,330          386,185      1,245,514
                        ----------     --------      -----------     ----------
Income (loss) from
  operations               933,222      242,793         (386,185)       789,830

Interest income               --           --            (52,599)       (52,599)
Other income                  --           --              2,707          2,707
Interest expense            11,825      180,641            2,585        195,051
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $  921,397     $ 62,152      $  (338,878)    $  644,671
                        ==========     ========      ===========     ==========

Three months ended
March 31, 2001:

Revenues                $   24,377     $292,963      $      --       $  317,340
Costs and expenses            --         79,145          414,875        494,020
                        ----------     --------      -----------     ----------
Income (loss) from
  operations                24,377      213,818         (414,875)      (176,680)
Interest income                --          --            (28,830)       (28,830)
Other income                   --          --             (9,121)        (9,121)
Interest expense            24,762      170,425           23,883        219,070
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $     (385)    $ 43,393      $  (400,807)    $ (357,799)
                        ==========     ========      ===========     ==========

Nine months ended
March 31, 2002:

Revenues                $6,986,645     $917,072     $      --        $7,903,717
Costs and expenses       2,335,601      215,802       1,533,195       4,084,598
                        ----------     --------     -----------      ----------
Income (loss) from
  operations             4,651,044      701,270      (1,533,195)      3,819,119

Interest income               --           --           (90,613)        (90,613)
Other income                  --           --           (16,381)        (16,381)
Interest expense            44,975      546,364           4,636         595,975
                        ----------     --------     -----------      ----------
Earnings (loss)
  before income taxes   $4,606,069     $154,906     $(1,430,837)     $3,330,138
                        ==========     ========     ===========      ==========

Nine months ended
March 31, 2001:

Revenues                $  492,624     $810,210     $      --       $ 1,302,834
Costs and expenses         296,126      221,392       1,544,143       2,061,661
                        ----------     --------     -----------     -----------
Income (loss) from
  operations               196,498      588,818      (1,544,143)       (758,827)

Interest income               --           --          (116,901)       (116,901)
Other income                  --           --           (20,779)        (20,779)
Interest expense            50,646      483,679          23,883         558,208
                        ----------     --------     -----------     -----------
Earnings (loss)
  before income taxes   $  145,852     $105,139     $(1,430,346)    $(1,179,355)
                        ==========     ========     ===========     ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     WHEN USED IN THIS FROM 10-QSB, THE WORDS "BELIEVES" "ANTICIPATES" "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 OF THIS REPORT. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

     Management's Discussion and Analysis should be read in conjunction with our Financial Statements and the notes to our Financial Statements.

     During the nine months ended March 31, 2002, the Company's cash and cash equivalents increased by $950,337. During this period, operations provided $2,428,044 and investing activities provided $746,663, primarily from short-term and joint venture investments. Also, the Company repaid debt of $2,224,370, net. Except for short-term borrowing, the Company's primary source of cash is the sale of land. Although rental operations generated approximately $900,000 in the first three quarters, most of those receipts were used to service the mortgage debt for those properties. Other than trade payables, the other significant debt is $260,966 on lines of credit used for operations. This amount fluctuates, and is paid from receipts from lot sales. The Company will continue to improve its land projects to create saleable products, and management believes that receipts from those sales will sustain the Company for the balance of the year.

     During the third quarter of the current fiscal year, the Company had revenues of $2,035,344 compared to $317,340 during the same period in the prior fiscal year. Land revenues increased significantly primarily due to a greater amount of improved lot sales, $3,845,000 compared to $435,000 and an increase in large parcel sales of $2,771,000. Operating expenses during the three months ended March 31, 2002, were $1,245,514 compared to $494,020 during the comparable period in 2001. The increase was due principally to higher cost of land revenues of $783,999. As the Company sells the remaining lots in its Tierra Oeste units this year, it has begun sales of lots in the Painted Sky divisions, which should continue into the next fiscal year.

     For the year to date, revenues in 2002 were $7,903,717 compared to $1,302,834 in 2001 for reasons stated above. Operating costs were $4,084,598 compared to $2,061,661 as cost of sales increased by $2,039,475. The cost of rental revenues and general and administrative expenses remained relatively constant from 2001 to 2002. Most of the improvement in revenue and income occurred in the second quarter, due to accelerated subdivision lot sales and one single sales transaction of $2,225,000. Management expects increased sales of land to continue.

     For the past nine years, the National Park Service has been buying land from Westland for its Petroglyph National Park pursuant to condemnation. The Company is allowed to defer federal and state income tax on the gain from these sales if it reinvests the proceeds within a specified time. The result has been a deferred tax liability of approximately $6,100,000 for these deferred gains. Of the approximately $15,600,000 spent, the Company has remaining approximately $4,585,000 of replacemant lands and property to acquire by June 30, 2005. In the event the Company does not replace the property sold to the National Park Service, it will need to utilize a substantial portion of its liquid investments for the payment of these taxes.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: May 9, 2002                 By:    Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer