Form 10KSB
period 2002-06-30
WESTLAND DEVELOPMENT CO INC
filed 2002-09-27
CIK 106423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934

For the fiscal year ended June 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Westland was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Westland's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 9,861,626

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. On September 15, 2002, there were 704,339 No Par Value Common shares and 31,700 Class B shares owned by non-affiliates. The stock was sold on September 15, 2002 for $22 per share. Thus the aggregate market value of the voting stock held by non-affiliates was $16,192,858.

The number of shares outstanding of each of Westland's classes of common stock, as of September 15, 2000, was:
        No Par Value Common: 714,342 shares.
        Class B $1.00 Par Value: 86,100 shares.


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

Westland's General Businesses.

Westland derives revenues through commercial and land leases, partnerships formed for various development projects, developed lot sales to homebuilders and bulk land sales to other land developers.

A. Lands held for Investment.

Westland is the owner of approximately 57,000 acres of land located on the west side of Albuquerque, New Mexico. Most of its property is held for long-term investment and is leased for cattle grazing.

B. Land Development and Sale.

Over the past 20 years, Westland developed six master plans and sold all of the acreage included in them. Those master plans are identified as Atrisco Urban Center and El Rancho Atrisco, Phases I through V. These lands, except for the Phase V master plan, which was abandoned due to the introduction of the Petroglyph National Monument, have now been substantially developed and sold.

In 1998 the City of Albuquerque and the County of Bernalillo finalized the approval of a 6,400 acre master plan. For Westland to begin developing or selling land within this planned area (Master Plan), the City must make available the required utilities. In November 1998 the Company and the City of Albuquerque executed a Pre-Annexation Agreement. In 2000, the City annexed an initial 1,665 acres per the terms of the Pre-Annexation Agreement. The Pre-Annexation Agreement requires that Westland furnish sewer and water utilities to the initial 1,665 acres within the Master Plan area. Westland has segregated the lands within the master plan area for development.

Utilities do not presently exist on any of the Master Planned lands. Westland has agreed to finance or bear the initial cost of the major water and sewer infrastructure to the initial 1,665 acres, which are now estimated to be as much as $10,000,000. When completed, Westland will convey the utilities to the City. These costs will be recovered through utility expansion charges charged to each lot when connected to a City water meter and sold.

An additional approximately $30,000,000 to $35,000,000 will also be financed or borne by Westland for additional off site water and sewer distribution and collection lines, drainage facilities, and roads within the Master Plan Area.

Additional costs of development of the properties for sale, to the extent that Westland develops the properties, will be borne by Westland for on site water and sewer distribution and collection lines, drainage facilities, and roads within the annexed area with no reimbursement for the development of lots. Depending upon the growth of development in this area, it may take 10 to 15 years for Westland to recover these costs.

Westland has put the major water system out to bid and is currently investigating all available forms of financing for the construction of the major water system and the initial phase of the off site Master Plan infrastructure. No financing for the project has been acquired at the date of this report, and at present, Westland can give no assurance that adequate financing for the development will ever be acquired.

Management remains committed to the construction of residential, industrial and commercial developments for lease or sale. Westland's long term business philosophy is to create revenues by enhancing the value of Westland's land through careful planning and development, while retaining ownership of a major portion of the land in perpetuity and to provide dividends for its shareholders, when consistent with Westland's need for a sufficient cash flow to meet current and near term operating expenses.

 C. Oil and Gas and Grazing Leases.

Approximately 55,000 acres are leased to non-affiliated people for cattle grazing. Because of the extreme drought in the area since 1998, Westland has granted rent abatements to the tenants in each of the last four fiscal years.

Westland has entered into two oil and gas leases on portions of its properties. Management is not aware of any drilling or other activities having been conducted on any of the leased property during the last two fiscal years.

Westland also owns and leases certain commercial buildings. (See "Revenue Producing Properties".)

D. Other Projects.

1. Volcano Business Park consists of approximately 22 acres zoned for industrial park uses, which were platted and developed into 14 lots. Westland, through a partnership arrangement, owns 50% of a 172-unit self-storage facility on approximately 1.7 acres of this property. During fiscal 2000, the facility was expanded to provide outdoor storage for motor vehicles and boats. The facility is substantially occupied and is under contract for sale.

2. In Phase one and two of the Painted Sky Subdivision 105 single-family lots were planned, constructed and completed during fiscal 2001 and fiscal 2002. Construction to complete the balance of the project, consisting of 175 lots, being phases 3, 4, 5 and 6, will begin in the current fiscal year.

3. The Company is also developing two other subdivisions in an area west of Unser Blvd. and north of I-40, east of the Master Plan area. These are Tierra Oeste and the Crossings. Tierra Oeste Units I and Unit II are all sold. Unit III of Tierra Oeste has been constructed and lot sales in that Unit commenced during fiscal year 2002. Sales of lots in one or more of these two newly developing areas are anticipated to continue during the current fiscal year.

4. Construction on another subdivision named Cielo Oeste is expected to begin during the current fiscal year.

5. During fiscal year 2001, Bernalillo County completed construction of the connection of Dennis Chavez (Rio Bravo Blvd.) from Coors S.W. to Paseo del Volcan S.W. During fiscal year 2002 the Company commenced the annexation process for approximately 80 acres located north of Dennis Chavez and adjoining 118th St.

6. Westland previously reported that in 1994 it entered into a lease/option arrangement related to approximately 100 acres located one mile north of I-40 on Paseo del Volcan. Westland took possession and ownership of the facility in 1997 as a result of default in the terms of the lease/option. The Park contains a fully developed recreation and softball complex. The Company has entered into a lease/purchase option with the City of Albuquerque. The City currently is leasing and using the facility for softball league games.

7. Westland has a continuing corporate program of donating land or otherwise assisting in projects that Management believes have a long term beneficial effect to the development and furtherance of the educational and health of the community and citizens. In the past it has donated lands for various purposes and continues to receive requests, which it has evaluated, but no donation of lands has been made during the past two fiscal years.

E.  Reinvestment Properties

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

During fiscal year 2002 the City and Westland settled a condemnation action of an approximately 16 acre tract of land located near the 98th St. and I-40 interchange with Westland receiving payment of $500,000, which amount will be reinvested in replacement property during the next three or four years. Following the end of the fiscal year, the City of Albuquerque, through condemnation, purchased certain properties known as the Atrisco Terrace for approximately $5,000,000.

The Commercial properties are the following:

a) A commercial building at Coors Boulevard and Sequoia Road in Albuquerque at a cost of $2,630,000, $1,612,067 of which is subject to a Mortgage upon which Westland must pay monthly payments of $17,970. This building has been leased to Walgreen Co. for 20 years at a fixed rent of $19,173 per month plus additional rent based upon a formula of gross sales up to a maximum rent of $460,161 in any one year.

b) A commercial building in Albuquerque's Midway Industrial Park at a cost of $1,074,000, $645,361 of which is subject to a Mortgage upon which Westland must make monthly payments of $6,893. This building has been leased to Circuit City Stores for a term of 10 years at an escalating rental beginning at $4.25 per square foot the first year and increasing in stages to $5.55 per square foot in the tenth year. The lessee has also been granted the right to extend the lease for two additional 5-year terms at escalating rental rates during each of the years of any extended term. The current rent is $10,410 per month.

c) A commercial building located at Coors Boulevard and Central Avenue at a cost of $3,593,000, which is subject to a mortgage of $2,454,089 requiring payments of $24,682 per month. The building has been leased to Walgreen Co. on a minimum 20-year lease at a fixed rent of $26,122 per month plus a percentage of gross sales, with the maximum annual rent being capped at $626,922. Walgreen Co. may continue the term of the lease for an additional 40 years.

d) A commercial building located at the SE corner of Eubank and Spain, N.E., at a cost of approximately $1,331,000, which is subject to a mortgage of $838,715 requiring payments of $9,079 per month. The building has been leased to Marie Callender Pie Shops, Inc., on a minimum 10-year lease at a fixed rent of $11,000, plus a Percentage Rent in the amount of 6% of Annual Gross Sales in excess of $132,000. The tenant has the right to renew the lease for as many as three 5-year terms.

e) A commercial building located in El Paso, Texas at a cost of approximately $3,907,000, which is subject to a mortgage of $2,931,275 requiring payments of $25,403 per month. The building is leased to Walgreen Company on a minimum 20-year lease at a fixed rent of $28,167 per month, plus a percentage of gross sales with a maximum annual rent of $676,000.

Current Real Estate Market Conditions

The market conditions for the development and sale of properties in Albuquerque appear to be stable for the near term. Westland has been able to sell the residential properties it has developed. Demand appears to be continuing for lots in the areas being developed by Westland and Management is hopeful that sales will increase next year if mortgage interest rates remain at relatively low rates. Certain City council members have expressed their belief that there should be a moratorium or at least a slow-down on new development within the City and currently there is a community wide discussion of this concept. Because of Westland's agreement with the City regarding its Master Planned area, Westland does not believe that such a moratorium or slow-down will adversely affect its efforts to finance and develop the initial 1665 acres of the Master Planned area. Therefore, Management believes that for the foreseeable future, residential, commercial and industrial construction will continue at a moderate pace in the Albuquerque real estate market.

Competition

Westland's industrial parks - Volcano Business Park and the industrial lands within the planned area now compete, and will continue to compete, with other business and industrial parks in the Albuquerque area, including some that are more established and some that are located nearer the major population centers of Albuquerque.

Residential subdivisions on Westland's land compete with other areas in the Albuquerque housing market (essentially Bernalillo County and portions of Sandoval County and Valencia County), as well as with other subdivisions on the west side of the City of Albuquerque. A number of large subdivisions to the north of Westland's land are nearly fully sold. Growth continues in other large subdivisions located about five to six miles north of Westland's lands as well as properties owned by others located on Albuquerque's Southwest Mesa.

The implementation of certain mandated impact fees may have an as yet undetermined effect on Westland's ability to sell property in competition with developers of land located in neighboring counties upon which no such impact fees may be assessed. (See "Governmental Regulations".)

Employees

As of September 15, 2002, Westland had eight full-time and seven part-time employees. Westland's president, who is also a director, is a full time employee. Westland also had contractual relationships with other individuals, including two of Westland's officers and directors, who provided various services to the Company.

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

As stated above, the City of Albuquerque currently is considering a Planned Growth Strategy, which if enacted in its current form, would be anticipated as having a major negative impact on Westland's ability to develop its lands for the foreseeable future.

Although compliance with federal, state, and local provisions relating to the protection of the environment, including laws regulating subdivisions and land-use planning and endangered species, has in recent years had no material effect upon the capital expenditures, earnings and competitive position of Westland, no assurance can be given that this situation will continue. Requests relating to drainage, traffic flow and similar matters from the City of Albuquerque have occasionally delayed the receipt of necessary approvals and required modification of development proposals. The expected opening of the Eclipse plant at Double Eagle II Municipal Airport by the City of Albuquerque to the north of Westland's land on Paseo del Volcan may have an impact on the use of and planning for Westland's land in the vicinity of the airport. Management believes the construction of the Eclipse factory at Double Eagle II Airport will favorably impact the value of the Company's lands. However, some City Council members are insisting that the size of the connecting water line be so small as to prohibit tie-ins by other users, including Westland.

At Westland's request, the City of Albuquerque created Special Assessment Districts affecting the Atrisco Urban Center and the El Rancho Atrisco areas for the financing of water, sewer, paving and other street improvements, and levied assessment liens on them. This mechanism may provide a way to finance the improvements, and SAD's may be available for future development of Westland's property.

A mandate by the State Legislature for implementation of Impact Fees may result in Westland's lands being disadvantaged because the fees that surrounding counties charge may be less than those that will be charged by Albuquerque and Bernalillo County. Bernalillo County began the assessment of such fees on January 1, 1996, but Albuquerque has not yet implemented the fees. Westland does not believe that these fees will adversely impact its business in a material way.

Also, the newly enacted Public Improvement District legislation passed by the New Mexico Legislature may be of benefit to Westland in developing its land.

Availability of Water and Municipal Services.

The unavailability of sufficient water has often been a major inhibiting factor in the land development business in the Southwest. The extent of Westland's water rights has not been determined, however, Westland has retained the services of two water specialists to investigate the existence of any Westland water rights and to otherwise consult with Westland on matters involving availability of water. As a result of these services, Westland has declared a certain amount of water rights but said declared rights have not been adjudicated to fully determine their validity. However, lack of ownership of water rights by Westland would not be an inhibiting factor to the development of Westland's land if adequate water were to be made available through the City of Albuquerque, Bernalillo County and/or other water sources or by purchase by Westland or by a developer that might purchase and develop land. For example, Tierra West Mobile Home Park created on land sold by Westland near Nine Mile Hill and the recreation complex leased or purchased water rights and drilled wells to meet their water needs.

Under present annexation policies of the City of Albuquerque, annexation to the City of Albuquerque is a requirement by the City before it will extend water and sewer services within a reasonable period of time after annexation. However, the cost of water distribution and sewer lines must be borne by the developer, or by subsequent purchasers of the annexed portions. The City and Westland have now reached the agreement discussed above relating to provisions for utility services to a portion of the Master Plan lands and their annexation by the City.

Most of Westland's land lies outside the municipal limits of the City of Albuquerque and is not furnished with City water or other City services. Westland experienced little difficulty in having its previous developments furnished with services, but the same cannot be assumed for other areas of Westland's land and future developments.

Other Factors Affecting Development of Westland's Land

Various activist groups, as well as neighborhood organizations occasionally take actions that have, to some extent, delayed Westland's plans for the development of some of its lands.

ITEM 2:  DESCRIPTION OF PROPERTIES

The major physical assets owned by Westland are its land, which is owned in fee simple. The land is mostly comprised of approximately 57,000 acres of undeveloped land held for long-term investment. Approximately 6,400 acres are located in Westland's Master Plan area, of which 1665 acres have been annexed into the City of Albuquerque and . and approximately 900 acres called the Atrisco Terrace have been condemned by the City of Albuquerque for open space.

Westland also owns the Atrisco Urban Center office building, comprising approximately 11,097 square feet, 4,166 of which is leased to Bank of America, while the remainder is used by Westland for its executive offices. This building is collateral for a $712,500 bank line of credit obtained in July, 2002. Westland also owns five commercial buildings that are leased to others and is a 50% owner of a self-storage facility. (See "Item 1. Business - Reinvestment Properties.")

Interstate Highway I-40, the main east-west highway through Albuquerque, crosses Westland's land. Access to Westland's land from Interstate 40 is provided by the Coors Boulevard interchange near the eastern edge of Westland's land, by the Unser Boulevard interchange at the western edge of the Atrisco Urban Center, by the 98th Street interchange to the west of the Atrisco Urban Center and by the Paseo del Volcan interchange where I-40, Paseo del Volcan and Central Avenue meet. Running north from the I-40 interchange, Paseo del Volcan traverses about 4 1/2 miles of Westland's land to connect to the Double Eagle II Airport. Bernalillo County has extended Paseo del Volcan south of the I-40 interchange to the point at which it intersects Dennis Chavez Blvd. to form an inner loop for the City's southwest quadrant.

Westland and other landowners and developers (the Northwest Loop Association) dedicated land and have paid a portion of the design costs for the Northwest Loop, which has been approved by the New Mexico State Highway Commission. The Northwest Loop will extend for approximately 39 miles and will connect I-40 and 1-25, through New Mexico State Highway 44, and will cross the western portion of Westland's land lying within the Rio Puerco Valley. In 1995 Westland donated 169 acres for development of the Northwest Loop. Completion of the Northwest Loop is not expected for 15 to 20 years.

Most of Westland's land is remote and not readily accessible, not serviced by utilities, and Management believes that the bulk of its land will not be available for development in the foreseeable future. A large portion of the undeveloped land is leased for agricultural uses. (See "Item 1. Business."). The bulk of Westland's undeveloped land is held for long-term investment.

In the opinion of the Company's Management, its developed property is adequately covered by insurance.

ITEM 3:  LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to the Company's business, neither the Company nor any member of management is the subject of any pending or threatened legal proceedings.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

Since 1982, the outstanding shares have been subject to restrictions imposed by a majority of Westland's shareholders who amended Westland's Articles of Incorporation.Those Articles prohibit (with certain limited exceptions) transfer of Westland stock to persons other than lineal descendants of the original incorporators of the Town of Atrisco (a New Mexico Community Land Grant Corporation).

The following table sets forth as of September 15, 2002, the number of holders of the classes of Westland's shares:

                                                            Number of
                 Title of Class                           Record Holders
                 --------------                           --------------
         No Par Value Common                                   5806
         $1.00 Par Value Common  Class A                          0
         $1.00 Par Value Common  Class B                         31

Dividends: During fiscal year ended June 30, 2001 Westland paid cash dividends to shareholders of $1,003,623. Subsequent to June 30, 2002, the Company paid a cash dividend of $0.75 per share for an aggregate dividend payment to the shareholders of $602,479.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the past fiscal year, land sales were greater than the prior year as the Company experienced increased sales of improved residential lots and more large parcel sales.

During fiscal 2002, Albuquerque continued the growth pattern that has benefited Westland for the past ten years. Albuquerque continues to be one of the fastest growing cities in the Southwest and, because of certain geographical and other limitations on its growth, Westland's lands lie directly in the path of future predictable growth patterns. Sales of improved residential lots in fiscal 2002 were approximately $5,627,900, and large parcel sales were approximately $2,899,960. Subsequent to the end of fiscal 2002, Westland sold the City, through condemnation certain lands for approximately $5,300,000.

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

Land is Westland's principal capital resource, and is valued, for financial accounting purposes, at its 1907 value plus the cost of improvements. Westland's balance sheet does not reflect the actual current value of this asset. The Company has no current appraisals of the land and, therefore, the actual value of the land is not known. The carrying value of the land was increased during the both fiscal years ended June 30, 2002 and 2001, primarily to reflect increased investment. The carrying value will be increased or decreased regularly as Westland acquires, sells or develops parcels of land. Management believes the June 30, 2002 carrying value of the land is substantially less than its current market value. Westland's balance sheet also segregates income-producing properties, which consist of commercial real estate and improvements. The actual value of Westland's land varies depending on national and local market conditions and the amount and proximity of roads, utilities and other amenities to the land under development. As Albuquerque continues to grow, the land value of both developed and undeveloped land should increase.

As reported last year, after some delay, Westland received approval of its Master Plan by both the City of Albuquerque and Bernalillo County. The Master Planned land includes the area north of Interstate 40 and south of the area designated for the Petroglyph National Monument between Unser Boulevard and Paseo del Volcan Road. The Master Plan area encompasses approximately 6,400 acres, but does not include any land located within the Monument and will have no adverse impact on the Monument. During the prior fiscal year the City of Albuquerque annexed the initial 1,665 acres of the master planned area, which will permit sewer and water services to be extended in an orderly manner to that number of acres as they are developed. Westland has agreed with the City that it will pay the cost of the infrastructure normally paid for by the city for new development in the master planned area and will recover those costs through a fee charged by the city as each lot is connected to the services. Management anticipates that development and sale of the initial parcels of land within the initially annexed area will occur in the year 2003, however, unforeseeable delays in getting utilities to the lands may cause this period to be extended beyond that anticipated date.

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

Financial Condition:

During fiscal 2002, total assets increased to $23,979,757 from $23,865,926, and liabilities decreased from $17,086,310 to $15,593,237. During fiscal 2002 Westland invested $1,489,154 in income producing and other assets and repaid debt, net, of $2,407,864. Of this, $2,124,894 was repayment of short-term lines of credit. Including these uses, cash and cash equivalents increased by $2,472,466, as operations provided $3,391,176. Short-term investments of $1,497,275 were liquidated and $585,914 of receivables were collected. Taken together, Land held for development and Income-producing properties, which aggregate approximately $20,000,000, decreased only $153,825, net of depreciation.

At June 30, 2002, the Company maintained a line of credit with a local bank in the amount of $2,000,000, collateralized by certain real property. The purpose of this line is to provide funds necessary for its continued expansion. At year end, the outstanding balance was $184,787.

During fiscal 2003 and 2004, the Company will be obligated to pay income tax of approximately $1,070,000 should replacement properties totaling $2,681,000 for lands sold to the National Park Service not be acquired. Management diligently seeks income-producing properties for acquisition as replacement properties and fully expects to off-set this tax obligation.

Management is unsure if the uncommitted balance of cash, cash equivalents, investments and its borrowing capacity are sufficient to meet all of the Company's obligations during 2003 without considering additional revenues that may be generated during that period. At June 30, 2002, the two largest segments of the Company's debt were Notes and mortgages payable of $8,786,281 and Deferred taxes of $5,366,221. The mortgage debt service is paid from the receipt of rental revenue, and taxes deferred by the acquisition of the properties subject to these mortgages will not have to be repaid until and if the properties are sold.

Results of Operations:

In fiscal 2002, land revenues increased by $6,622,240 from $2,020,990 in 2001 to $8,643,230. Large parcel sales increased by $2,070,260, primarily due to the sale of 117 acres in the Ladera Industrial Center for $2,225,000. Improved lot sales increased $4,840,900 because revenue from the Tierra Oeste subdivisions grew by $1,957,000 and the Painted Sky units contributed $2,883,900. The related cost of land revenues increased to $2,946,487, or $2,115,458 from $831,029 in fiscal 2001. The gross profit ratio on all sales increased from 57% to 66% because of the growth in large parcel sales, which bear very low improvement costs. Rental revenue increased from $1,108,177 to $1,218,396 and the related costs increased from $293,727 to $296,097. Costs are expected to rise as the Company expands its activities in these areas. General, administrative and operating expense increased from $1,835,303 by $527,879 to $2,363,182. This occurred because of added uncollectible accounts expense of $184,300, and an accrued contingency for a claim made by Bernalillo County in the amount of $346,000.

Critical Accounting Policies:

Income recognition and cost allocation:
In recent years, the Company has had very few installment sales, so income is recognized when a property is sold with financing provided by the buyer. Some of the sales are basically raw land which has little more than its original cost of $2.60 per acre. Other parcels benefit from certain infrastructure improvements such as roads financed by Special Assessment District obligations, which are generally allocated to the subject property based on site location and acreage. Improved lots bear costs such as roads, sewer, sidewalk, etc. as they are incurred by subdivision. "Soft" costs such as engineering fees and improvements which benefit an entire project are generally allocated to units based on number of lots or acreage. This policy has been consistently applied over most of the last decade.

Contingencies:
Management continues to be diligent in recognizing possible liabilities as they become known. In June, the Company accrued $346,000 against possible loss due to a claim made by Bernalillo County for costs allegedly incurred in researching creation of a new municipality for Westland's sector development plan. Management believes this is sufficient to liquidate alleged damages, if any.

Asset Impairment:
Management periodically assesses the possibility that the carrying value of its assets is greater than its realizable value. For the most part, this question is obviated because the carrying cost of land is very low compared to any reasonable sale price. When property is improved for sale as individual lots, a commitment exists by contract obligating the purchaser prior to undertaking the development. However, the Company owns several properties held for the production of income, designed for a specific use, which could become impaired if the lessee vacated or rescinded its lease under bankruptcy. Management periodically determines by inspection that the properties are suitably maintained and insured and that the lessees are Conducting proper operations.


ITEM 7:  FINANCIAL STATEMENTS

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Stockholders
Westland Development Co., Inc.

We have audited the accompanying balance sheet of Westland Development Co., Inc. as of June 30, 2002, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westland Development Co., Inc. as of June 30, 2002, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.




GRANT THORNTON LLP


Oklahoma City, Oklahoma
August 22, 2002

                         Westland Development Co., Inc.

                                 BALANCE SHEET

                                 June 30, 2002


                      ASSETS

Cash and cash equivalents ..........................                 $ 3,236,467

Receivables
  Real estate contracts (note B) ...................   $    45,424
  Note receivable - related party (note L) .........        95,590
  Other receivables ................................           292       141,306
                                                       -----------
Land and improvements held for future
  development (notes C and E) ......................                   8,289,634

Income-producing properties, net (notes D and E) ...                  11,549,728

Property and equipment, net of accumulated
  depreciation of $590,681 (note E) ................                     341,418

Investments in partnerships and joint ventures .....                     194,916

Other assets .......................................                     226,288
                                                                     -----------

                                                                     $23,979,757
                                                                     ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and
  other liabilities ................................                 $   746,008
Dividends declared .................................                     602,479
Deferred income taxes (note F) .....................                   5,366,221
Notes and mortgages payable (note E) ...............                   8,786,281
Income taxes payable ...............................                      92,248
                                                                     -----------

              Total liabilities ....................                  15,593,237

Commitments and contingencies (notes E and K) ......                        --

Stockholders' equity (note G)
  Common stock - no par value; authorized,
    736,668 shares; issued and outstanding,
    714,342 shares .................................         8,500
  Class B common stock - $1 par value;
    authorized, 491,112 shares;
    issued and outstanding, 86,100 shares ..........        86,100
  Additional paid-in capital .......................       591,811
    Retained earnings ..............................     7,700,109     8,386,520
                                                       -----------   -----------

                                                                     $23,979,757
                                                                     ===========

         The accompanying notes are an integral part of this statement.

                         Westland Development Co., Inc.

                            STATEMENTS OF OPERATIONS

                              Year ended June 30,


                                                         2002           2001
                                                     -----------    -----------

Revenues
  Land ...........................................   $ 8,643,230    $ 2,020,990
  Rentals ........................................     1,218,396      1,108,177
                                                     -----------    -----------
                                                       9,861,626      3,129,167

Costs and expenses
  Cost of land revenues ..........................     2,946,487        831,029
  Cost of rentals ................................       296,097        293,727
  Other general, administrative and operating ....     2,363,182      1,835,303
                                                     -----------    -----------
                                                       5,605,766      2,960,059
                                                     -----------    -----------

             Operating income ....................     4,255,860        169,108

Other (income) expense
  Interest income ................................       (89,183)      (141,122)
  Gain on sale or disposition of property
    and equipment ................................          --             (100)
  Other income ...................................       (30,734)       (26,993)
  Interest expense ...............................       776,940        816,357
                                                     -----------    -----------
                                                         657,023        648,142
                                                     -----------    -----------

              Earnings (loss) before income taxes      3,598,837       (479,034)

Income tax expense (benefit) (note F) ............     1,389,454        (80,722)
                                                     -----------    -----------

              NET EARNINGS (LOSS) ................   $ 2,209,383    $  (398,312)
                                                     ===========    ===========
Weighted average common shares outstanding,
  basic and diluted ..............................       805,791        801,116
                                                     ===========    ===========
Earnings (loss) per common share,
  basic and diluted ..............................   $      2.74    $      (.50)
                                                     ===========    ===========

         The accompanying notes are an integral part of these statements.

                         Westland Development Co., Inc.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                       Years ended June 30, 2002 and 2001

                                                                          Class B
                                                Common stock            Common stock
                                                no par value            $1 par value        Additional
                                           ----------------------   ---------------------    paid-in      Retained
                                             Shares      Amount       Shares     Amount      capital      earnings         Total
                                           ---------    ---------   ---------   ---------   ----------   -----------    -----------
Balances at July 1, 2000 ................    715,293    $   8,500      86,100   $  86,100   $  581,527   $ 7,500,990    $ 8,177,117

Net loss ................................       --           --          --          --           --        (398,312)      (398,312)

Cash dividends paid - $1.25 per share ...       --           --          --          --           --      (1,003,623)    (1,003,623)

Purchase/retirement of common stock .....       (452)        --          --          --           --          (5,850)        (5,850)

Insurance reimbursement for common
        stock purchases .................       --           --          --          --         10,284          --           10,284
                                           ---------    ---------   ---------   ---------   ----------   -----------    -----------

Balances at June 30, 2001 ...............    714,841        8,500      86,100      86,100      591,811     6,093,205      6,779,616

Net earnings ............................       --           --          --          --           --       2,209,383      2,209,383

Cash dividends declared - $0.75 per share       --           --          --          --           --        (602,479)      (602,479)

Cancellation of common stock ............       (499)        --          --          --           --            --             --
                                           ---------    ---------   ---------   ---------   ----------   -----------    -----------

Balances at June 30, 2002 ...............    714,342    $   8,500      86,100   $  86,100   $  591,811   $ 7,700,109    $ 8,386,520
                                           =========    =========   =========   =========   ==========   ===========    ===========

         The accompanying notes are an integral part of this statement.

                         Westland Development Co., Inc.

                            STATEMENTS OF CASH FLOWS

                              Year ended June 30,

                                                                        2002           2001
                                                                    -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Cash received from land sales and collections on real estate
    contracts receivable ........................................   $ 9,216,292    $ 1,464,566
  Development and closing costs paid ............................    (3,044,650)    (2,051,178)
  Cash received from rental operations ..........................     1,213,458      1,089,983
  Cash paid for rental operations ...............................       (10,799)       (28,299)
  Cash (paid for) received from property taxes ..................       (67,423)       (20,303)
  Interest received .............................................        89,437        140,382
  Interest paid .................................................      (830,776)      (765,429)
  Income tax (paid) refunds .....................................    (1,333,151)       136,424
  Other general and administrative costs paid ...................    (1,871,946)    (1,799,707)
  Other .........................................................        30,734         26,893
                                                                    -----------    -----------

             Net cash provided by (used in) operating activities      3,391,176     (1,806,668)

Cash flows from investing activities
  Capital expenditures ..........................................       (45,774)    (3,913,681)
  Distributions from partnerships and joint ventures ............        33,536          6,257
  Change in short-term investments ..............................     1,497,275     (1,387,361)
  Change in note receivable - related party .....................         4,117          3,368
                                                                    -----------    -----------

             Net cash provided by (used in) investing activities      1,489,154     (5,291,417)

Cash flows from financing activities
  Borrowings on notes, mortgages and assessments payable ........     2,727,483      5,625,062
  Repayments of notes, mortgages and assessments payable ........    (5,135,347)      (646,347)
  Payment of dividends ..........................................          --       (1,003,623)
  Purchase of common stock ......................................          --           (5,850)
  Insurance reimbursement for common stock purchases ............          --           10,284
                                                                    -----------    -----------

             Net cash provided by (used in) financing activities     (2,407,864)     3,979,526
                                                                    -----------    -----------

             NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     2,472,466     (3,118,559)

Cash and cash equivalents at beginning of year ..................       764,001      3,882,560
                                                                    -----------    -----------

Cash and cash equivalents at end of year ........................   $ 3,236,467    $   764,001
                                                                    ===========    ===========

                         Westland Development Co., Inc.

                              Year ended June 30,

                                                                    2002           2001
                                                                 -----------    -----------
Reconciliation of Net Earnings (Loss) to Net Cash
  Provided by (Used in) Operating Activities

Net earnings (loss) ..........................................   $ 2,209,383    $  (398,312)
Adjustments to reconcile net earnings (loss) to
  net cash provided by (used in) operating activities
    Depreciation .............................................       336,405        323,257
    Gain on sale of property and equipment ...................          --             (100)
    Deferred income taxes ....................................       (50,202)        47,374
    Change in
      Income taxes recoverable/payable .......................       106,505          8,328
      Other receivables ......................................       152,107        (58,803)
      Land and improvements held for future development ......       (98,163)    (1,220,149)
      Other assets ...........................................        35,185        (99,682)
      Accounts payable, accrued expenses and other liabilities       324,102        (51,252)
      Accrued interest payable ...............................       (53,836)        50,928
      Real estate contracts receivable .......................       429,690       (408,257)
                                                                 -----------    -----------

           Net cash provided by (used in) operating activities   $ 3,391,176    $(1,806,668)
                                                                 ===========    ===========
Noncash investing and financing activities:

Dividends declared but not paid ..............................   $   602,479    $      --

        The accompanying notes are an integral part of these statements.

                         Westland Development Co., Inc.

                         NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001


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

    Value of no par common stock as stated in
      the Articles of Incorporation                 $    8,500
    Additional paid-in capital                         224,082
                                                    ----------

                                                      $232,582
                                                    ==========

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

2.      Nature of Operations
        --------------------

The Company develops, sells or leases its real estate holdings, most of which are located near Albuquerque, New Mexico. The Company may use joint ventures or participation in limited partnerships to accomplish these activities. Revenue sources for the years ended June 30, 2002 and 2001 consist primarily of proceeds from land sales and governmental condemnations and rentals from developed properties, such as single-tenant retail stores and office space. Land sales are primarily to commercial developers and others in the Albuquerque area and certain governmental agencies, and the terms of sale include both cash and internal financing by the Company. Such sales are collateralized by the land. The Company has relied primarily upon cash land sales over the past several years due to the collection risk associated with real estate contracts.

3.      Cash and Cash Equivalents
        -------------------------

Cash and cash equivalents are considered to include highly liquid investments with maturities of three months or less and money market funds.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits and in certain other funds which are not federally insured. Cash equivalents include approximately $1,365,000 in a money market account with an investment banking company. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                         Westland Development Co., Inc.

                             June 30, 2002 and 2001


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

Rental income is recognized when earned under lease agreements. Rents received in advance are deferred until earned. Revenue from leases with escalating rental payments are recognized on a straight-line basis over the minimum lease term. For leases with provisions for additional rental payments based on percentage of annual sales, contingent rental income is recognized when the lessee provides an accounting which reflects the contingent rental income has been earned under the terms of the lease agreements.

8.      Income Taxes
        ------------

Deferred income tax assets or liabilities are determined based on the difference between financial statement and tax bases of certain assets and liabilities as measured by the enacted tax rates in effect using the liability method. Valuation allowances are established by management when necessary to reduce deferred tax assets to the amount expected to be realized.

                        Westland Development Co., Inc.

                             June 30, 2002 and 2001


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

9.      Earnings (Loss) Per Common Share
        --------------------------------

Earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the year, including the number of no par value common shares which may be issued in connection with eliminating fractional shares (which resulted from the determination made by the Court in an heirship case) and the number of no par value common shares for which the Court ruled that no incorporator or heirs existed. The Company has no potential common stock items.

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

12.     New Accounting Pronouncements
        -----------------------------

In 2001, the Financial Accounting Standards Board issued new pronouncements:
Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations; SFAS No. 142, Goodwill and Other Intangible Assets; SFAS No. 143, Accounting for Asset Retirement Obligations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS No. 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 141 will not apply to the Company unless it enters into a future business combination.

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be tested annually for impairment. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized and be evaluated for impairment in accordance with SFAS No. 144. In addition, SFAS No. 142 eliminates the current requirement to amortize goodwill or intangible assets with indefinite useful lives, and is effective for the Company's fiscal year beginning July 1, 2002.

SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for the Company's fiscal year beginning July 1, 2002.

                        Westland Development Co., Inc.

                             June 30, 2002 and 2001


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

12.     New Accounting Pronouncements - Continued
        -----------------------------------------

SFAS No. 144 is effective for the Company for the fiscal year beginning July 1, 2002 and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

In May 2002, SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued. SFAS No. 145 rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. SFAS No. 145 is effective for the Company's fiscal year beginning July 1, 2002.

Management has reviewed the requirements of SFAS Nos. 141 through 145 and does not believe their implementation will have a significant impact on the Company's financial condition or results of operations.

In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not yet adopted SFAS No. 146 nor determined the effect of the adoption of SFAS No. 146 on its financial position or results of operations.

NOTE B - REAL ESTATE CONTRACTS RECEIVABLE

Real estate contracts receivable at June 30, 2002 consist of three contracts, two payable in monthly installments of principal and interest and one due in a lump-sum payment of principal and interest at maturity with interest rates from 9% to 9.5%, and are collateralized by land.

Principal collections due as of June 30, 2002 on real estate contracts receivable for the years ending June 30 are as follows:

        2003                                    $  11,397
        2004                                        1,880
        2005                                       22,147
        2006                                       10,000
                                                ---------

                                                $  45,424
                                                =========

                        Westland Development Co., Inc.

                             June 30, 2002 and 2001


NOTE C - LAND AND IMPROVEMENTS HELD FOR FUTURE DEVELOPMENT

The Company estimates that it presently owns approximately 57,000 acres of land, primarily including land located within the boundaries of the Town of Atrisco Land Grant and land located elsewhere which the Company has acquired since incorporation. Plans for ultimate development of the properties have not been finalized.

        Land and improvements consist of the following at June 30, 2002:

        Land                                                  $2,303,862
        Improvements                                           5,985,772
                                                              ----------

                                                              $8,289,634
                                                              ==========

NOTE D - INCOME-PRODUCING PROPERTIES

Income-producing properties consist primarily of five single-tenant retail store buildings and a portion of the Company's office building and are summarized as follows at June 30, 2002:

        Buildings and equipment                             $  8,787,427
                Less accumulated depreciation                  1,439,414
                                                            ------------
                                                               7,348,013
        Land                                                   4,201,715
                                                            ------------

                                                            $ 11,549,728
                                                            ============

The Company's rentals from income-producing properties are principally obtained from tenants through rental payments as provided for under noncancelable operating leases. The lease terms range from one to 20 years and typically provide for guaranteed minimum rent, five-year renewals at tenants' options, percentage rent and other charges to cover certain operating costs. Three of the Company's leases with total annual receipts of approximately $880,000 are with a single national retail drug store chain.

        Minimum future rentals from income-producing properties on noncancelable tenant operating leases as of June 30, 2002 are as follows:

        Year ending June 30
                2003                             $  1,287,765
                2004                                1,237,570
                2005                                1,228,761
                2006                                1,068,621
                2007                                1,021,091
                Thereafter                          9,081,928
                                                  -----------

                                                  $14,925,736
                                                  ===========

                        Westland Development Co., Inc.

                             June 30, 2002 and 2001


NOTE E - NOTES AND MORTGAGES PAYABLE

  Notes and mortgages payable are summarized as follows at June 30, 2002:

      Promissory note, due in monthly installments
      of $17,970 through May 2015, including interest
      at 9.37%; collateralized by income-producing properties         $1,612,067

      Promissory note, due in monthly installments of $9,079
      through July 2014, including interest at 8%;
      collateralized by income-producing properties                      838,715

      Note payable, due in monthly installments of $6,893
      through September 2015, including interest at 8.75%;
      collateralized by income-producing properties                      645,361

      Mortgage note, due in monthly installments of $24,682,
      including interest at 8.52%, due November 1, 2016;
      collateralized by income-producing properties                    2,454,089

      Mortgage note, due in monthly installments of $25,403,
      including interest at 7.8%, due April 15, 2020;
      collateralized by income-producing properties                    2,931,275

      Revolving line of credit with a bank, variable interest
      payable quarterly (4.75% at June 30, 2002), payable on
      demand, if no demand is made principal due September 29,
      2002; collateralized by real estate with borrowings up
      to $2,000,000                                                      184,787

      Mortgage note, due in monthly installments of $1,349,
      including interest at 9%, due January 2007; collateralized
      by specific tracts of land                                          59,781

      Mortgage note, due in semiannual installments of $11,490,
      including interest at 9%, due October 2005; collateralized
      by specific tracts of land                                          60,206
                                                                      ----------

                                                                      $8,786,281
                                                                      ==========

  Aggregate required principal payments on the notes and mortgages payable as of June 30, 2002 are as follows:

        Year ending June 30
                2003                                $   522,806
                2004                                    367,933
                2005                                    400,507
                2006                                    414,932
                2007                                    451,837
                Thereafter                            6,628,266
                                                     ----------

                                                     $8,786,281
                                                     ==========

                        Westland Development Co., Inc.

                             June 30, 2002 and 2001


NOTE F - INCOME TAXES

  An analysis of the deferred income tax assets and liabilities as of June 30, 2002 is as follows:

    Deferred tax assets
      Land improvements held for future development             $  163,672
      Land repossession                                            101,783
      Investments                                                   24,192
      Other                                                         85,209
                                                                ----------
                                                                   374,856

    Deferred tax liabilities
      Deferred tax gain on involuntary conversion of land        5,741,077
                                                                ----------

               Net deferred tax liability                       $5,366,221
                                                                ==========

    Income tax expense (benefit) consists of the following:

                                                       Year ended June 30,
                                                       -------------------
                                                       2002            2001
                                                    ----------      ----------

      Current
        Federal                                     $1,196,872      $ (111,429)
        State                                          242,784         (16,668)
                                                    ----------      ----------
                                                     1,439,656        (128,097)
      Deferred
        Federal                                        (22,757)         35,257
        State                                          (27,445)         12,118
                                                    ----------      ----------
                                                       (50,202)         47,375
                                                    ----------      ----------

                                                    $1,389,454      $  (80,722)
                                                    ==========      ==========

  The income tax provision is reconciled to the tax computed at statutory rates as follows:

                                                        Year ended June 30,
                                                    --------------------------
                                                       2002            2001
                                                    ----------      ----------

    Tax expense (benefit) at statutory rates        $1,223,604      $ (162,872)
    State income taxes, net of federal benefit         177,622         (36,407)
    Nondeductible expenses                               7,013          21,459
    Other                                                2,771           1,195
    Reduction of valuation allowance                  (121,216)           -
    Revision of prior year estimates                    99,660          95,903
                                                    ----------      ----------

                  Total expense (benefit)           $1,389,454      $  (80,722)
                                                    ==========      ==========

                        Westland Development Co., Inc.

                             June 30, 2002 and 2001


NOTE F - INCOME TAXES - CONTINUED

  During the year ended June 30, 2002, the Company reduced its valuation allowance provided for deferred taxes by $121,216.

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

At June 30, 2002, 5,047 shares of no par value common stock, upon judicial determination, can be distributed to stockholders of record as of the date of incorporation.

There is no established market for the Company's common stock. At June
30, 2002, 714,342 shares of the Company's no par value common stock were issued and outstanding. There are 5,047 shares of no par value common stock issuable; 1,872 shares which may be issued in connection with eliminating fractional shares which resulted from the determinations made by the Court in the heirship case and 3,175 shares which represent shares for which the Court in the heirship case ruled that no incorporator or heirs existed. The Company also has reacquired and canceled 17,279 shares of no par value common stock which have been constructively retired. These shares have not been formally retired and, as such, may be issuable to stockholders of record as of the date of incorporation.

During the year ended June 30, 1999, the Board of Directors approved protection against takeover measures whereby a threat of change of three or more directors in any one year would result in directors threatened with replacement being granted an immediate Class B stock bonus of 5,000 shares if in office as a director ten years or more, and 2,500 shares of Class B stock if in office as a director for less than ten years. The maximum number of shares which could be issued under this agreement at June 30, 2002 is 40,000 shares.

On May 1, 2002, the Board of Directors approved payment of a $.75 per share dividend to be paid on July 8, 2002 to holders of record on June 7, 2002.

                        Westland Development Co., Inc.

                             June 30, 2002 and 2001


NOTE H - SEGMENT INFORMATION

  The Company operates primarily in two industry segments. They are as follows:

       Land    -       Operations involve the development and sale of tracts,
                       both residential and commercial. In addition, included are incidental revenues from leasing of grazing rights.

       Rentals -       Operations involve rentals from five single-tenant
                       retail store buildings and a portion of the Company's office building.

  Financial information for each industry segment is summarized as follows:

                                              2002                                                2001
                        --------------------------------------------------  --------------------------------------------------
                                                   General                                             General
                           Land       Rentals     corporate       Total        Land       Rentals     corporate       Total
                        ----------  ----------   -----------   -----------  ----------  -----------  -----------   -----------
Revenues .............  $8,643,230  $ 1,218,396  $      --     $ 9,861,626  $2,020,990  $ 1,108,177  $      --     $ 3,129,167
Operating income .....   5,040,049      849,031   (1,633,220)    4,255,860     471,768      728,473   (1,031,133)      169,108
Interest income ......        --           --         89,183        89,183        --           --        141,122       141,122
Interest expense .....      36,601      725,482       14,857       776,940    (109,256)    (668,699)     (38,402)     (816,357)
Income tax expense
  (benefit)...........        --           --      1,389,454     1,389,454        --           --        (80,722)      (80,722)
Identifiable assets ..   8,430,648   11,733,884    3,815,225    23,979,757   8,913,781   12,061,614    2,890,531    23,865,926
Capital expenditures .        --           --         45,774        45,774        --      3,906,671        7,010     3,913,681
Depreciation .........        --        294,199       42,206       336,405        --        265,528       57,729       323,257

General corporate assets consist primarily of cash, furniture, equipment and a portion of an office building, of which the remaining portion is included in rentals. Included in rental segment assets are equity method investments of approximately $184,000 and $218,000 at June 30, 2002 and 2001, respectively.

NOTE I - BENEFIT PLANS

  The Company has certain defined contribution employee retirement plans that provide for employee and employer contributions. The Company's contribution expense for these plans was approximately $95,000 and $107,000 for 2002 and 2001, respectively.

NOTE J - SALES TO MAJOR CUSTOMERS

  Sales to major customers are summarized as follows:

    During the year ended June 30, 2002, land sales to two customers individually accounted for 49% and 23% of total revenues.

    During the year ended June 30, 2001, land sales to two customers individually accounted for 35% and 19% of total revenues.

                        Westland Development Co., Inc.

                             June 30, 2002 and 2001


NOTE K - COMMITMENTS AND CONTINGENCIES

  The Company is engaged in various lawsuits either as plaintiff or defendant which have arisen in the conduct of its business which, in the opinion of management, based upon advice of counsel, would not have a material effect on the Company's financial position or operations. The Company also has certain claims asserted by other parties in conjunction with land development agreements totaling approximately $1.3 million with which the Company does not agree. The Company has paid approximately $130,000 and is disputing other charges. The Company has accrued approximately $300,000 at June 30, 2002 for what it believes are the only valid other charges to the Company. However, the ultimate amount paid for these claims, if any, is subject to change and management believes such claims may be settled by the conveyance of land to the claimee.

  The Company has entered into employment contracts with eight of its key officers and employees for periods from one to five years which are automatically renewed for one additional period. In the event of involuntary employee termination, these employees may receive from one to six times annual compensation. The remaining terms under the agreements range from one to eight-and-one-half years and the maximum salaries to be paid under the remaining contract periods are approximately $1,340,000.

NOTE L - RELATED PARTY TRANSACTIONS

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

                        Westland Development Co., Inc.

                             June 30, 2002 and 2001


NOTE M - FINANCIAL INSTRUMENTS - CONTINUED

  2.      Real Estate Contracts Receivable

  These notes receivable are generally collateralized by real estate and accrue interest at 9% to 9.5%. The fair value of real estate notes is based upon the present value of future cash flows using current interest rates.

  3.      Note Receivable - Related Party

  Note receivable - related party is valued at the present value of future cash flows based on the cur-rent rates at which similar loans would be made to borrowers with similar credit ratings.

  4.      Notes and Mortgages Payable

  The discounted amount of future cash flows using the Company's current incremental rate of bor-rowing for similar liabilities is used to estimate fair value.

  The carrying amounts and estimated fair values of the Company's financial instruments at June 30, 2002 are as follows:

                                                   Carrying       Estimated
                                                    amount        fair value

                                             ----------      ----------
    Financial assets
      Cash and cash equivalents                   $3,236,467      $3,236,467
      Real estate contracts receivable                45,424          45,424
      Note receivable - related party                 95,590         110,835
      Other receivables                                  292             292

    Financial liabilities
      Notes and mortgages payable                  8,786,281       9,280,669

..
ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with Accountants of the kind described by Item 304 of Regulation S-B at any time during Westland's two (2) most recent fiscal years.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Background Information for Officers and Directors:

Directors:
----------

Barbara Page, age 68, has been a Director, a member of the Executive Committee and the Registrant's President and Chief Executive and Chief Financial Officer since 1989. Ms. Page is a member of the Albuquerque Economic Forum, is a member of National Association of Industrial and Office Properties, is a member of Albuquerque Economic Development Inc., and is also a member of the Albuquerque Chamber of Commerce, the Albuquerque West Side Association, the Albuquerque Hispano Chamber of Commerce and New Mexico Home Builders Association. Ms. Page also serves on the Advisory Board of Eclipse Aviation, a corporation whose business is the development of a new executive type aircraft to be manufactured on Albuquerque's West Side.

Polecarpio (Lee) Anaya, age 71, has been a Director, the Company's Executive Vice President and Assistant Secretary/Treasurer since 1989. Mr. Anaya has served as Chairman of the Executive Committee since 1989. Mr. Anaya served as a member of the Town of Atrisco Board of Trustees from 1954 through 1959. From 1958 until his retirement in March of 1996, Mr. Anaya owned and operated Lee's Conoco and Lee's American Parts in Albuquerque.

Charles V. Pena, age 51, has been a Director since 1996. He is a member of the board of directors of El Campo Santo, Inc., and a member of the Company's Disclaimer Committee. Mr. Pena retired from Safeway stores after 19 years in that employment. During part of that time, he was a member of the Retail Clerk's Union where he sat on two negotiating committees and twice ran for the Presidency of the Union. Mr. Pena attended the University of New Mexico and the University of Albuquerque, majoring in business courses. Since 1993, Mr. Pena has owned and operated CJ's New Mexican Food Restaurant in Albuquerque,
New Mexico.

Sosimo Sanchez Padilla, age 72, is Chairman of the Board of Directors. Mr. Padilla has served as a Director since 1971 and has been the Chairman of the Board of Directors for the last nine years and is a member of the Company's Executive Committee. Mr. Padilla has been retired from Albuquerque Publishing Company for more than 13 years. Mr. Padilla has served on the State of New Mexico Border Research Institute Support Council and National Association of Industrial and Office Properties; was Chairman of the New Mexico Highway Commission from 1982 to 1986; served as a Trustee for the University of Albuquerque; also served as a Director of the Westside Albuquerque Chamber of Commerce; the Greater Albuquerque Chamber of Commerce, and the Albuquerque Hispano Chamber of Commerce. Mr. Padilla was a founder of and for more than 20 years served as a Director of the Bank of New Mexico. In March of 1995, he became a Director of Rancher's State Bank. From 1996 to the present, he has served as a Director of the Hispano Chamber of Commerce in Albuquerque.

Carlos Saavedra, age 76, has served as a Director since 1989. Dr. Saavedra is the Chairman of El Campo Santo, Inc., and of the Company's Disclaimer Committee.
 Dr. Saavedra served in the military during the Korean War and received an honorable discharge from service. Dr. Saavedra has served as a member of the Historic Research Committee for the Petroglyph National Monument, the National Advisory Board on Child Nutrition, the Ethnic Heritage Studies Task Force, the Board of Directors of the La Compania de Teatro de Alburquerque and the Albuquerque Westside Coalition of Businesses. He holds degrees as follows: B.S. in Education, M.A. in School Administration, Ed.S. in Bilingual Education, and Ed.D. in linguistics. Until his retirement in 1985, he was employed as a teacher, administrator and consultant for school systems in New Mexico, Colorado and California, and served as a consultant to the Ministries of Education in Caracas, Venezuela and Cochabamba, Bolivia. Dr. Saavedra received a Presidential Citation for Service Beyond the Call of Duty and is listed in the Who's Who of American Education. From 1989 to 2000 Dr. Saavedra owned and operated Aspen Country Florist in Albuquerque.

Joe S. Chavez, age 65, has served as a Director since 1995. He is a member of the Company's Disclaimer Committee. Mr. Chavez served on the Petroglyph National Monument Advisory Committee. For more than the past 5 years, Mr. Chavez has been a co-owner of Regina's Dance Studio, a business specializing in the sale of gymnastics equipment, costume and ballet apparel and coordination of dance performances and other functions. Mr. Chavez was employed as a Sales Consultant with Casey Luna Ford and for more than the past three years has been employed by with Galles Chevrolet. Mr. Chavez was employed for 20 years by Kimbell Co., DBA Foodway, as Manager Director of store operations. Mr. Chavez served in the Naval Reserve as Front Line Operations, Hydraulics Structural-Line
Trouble Shooter.

David C. Armijo, age 85, has been a Director since 1976 and Secretary and Treasurer since 1989. Mr. Armijo is President and Chairman of the Board of California All Risk Insurance Agency, Inc., in Los Angeles, California. He has served as a member of the Board of Directors of the Lockheed Martin Aircraft Overseas Association, the San Gabriel Valley Medical Center, a Planning Commissioner for the City of San Gabriel, California, and Chairman of the Finance and Insurance Committee of the Garibaldina Society of California.
Mr. Armijo holds a Bachelor of Arts Degree in Business Administration from the University of California at Berkeley. During World War II, Mr. Armijo was assigned as Civilian Technician to the Eighth Air Force in Europe, and subsequently as Eastern Representative for Lockheed. Mr. Armijo is a licensed pilot. Mr. Armijo holds A&E Licenses as well as an Air Craft Radio Telephone License.

Josie G. Castillo, age 70, has been a Director since 1984, and served as the Company's Treasurer from 1985 to 1989. She is a member of the Company's Executive Committee. From 1983 until her retirement in 1995, she was employed by the Human Services Department of the State of New Mexico in Albuquerque, New Mexico.

Carmel Chavez, age 83, has been a Director since 1967, the time of conversion of the Town of Atrisco to Westland. He is one of the signers of the Proposal for Conversion of Town of Atrisco to Westland Development Co., Inc. and was one of the Company's incorporators. He is the Vice-Chairman of El Campo Santo, Inc. and is a member of the Company's Executive Committee and Disclaimer Committee. Until his retirement in 1983, Mr. Chavez had been employed for 27 years by the Albuquerque Public Schools as head custodian.

Officers
--------

As stated above, Mr. Sosimo S. Padilla is the Chairman of the Board of Directors, Ms. Barbara Page is the President, Chief Executive Officer and Chief Financial Officer, Mr. Lee Anaya is the Executive Vice President and Assistant Secretary/Treasurer, and Mr. David C. Armijo is the Secretary/Treasurer for the Company. Other officers of the Company are the following:

Leroy J. Chavez, age 41 was appointed to the position of Vice President of Development on April 26, 1996. The Company has employed Mr. Chavez since August 1984, with his primary responsibility being the supervision of engineering and development related to the Company's properties. Mr. Chavez' responsibilities include the development of the Company's projects as well as the planning and zoning of its land holdings. Mr. Chavez holds a B.S. degree from the University of New Mexico in Civil Engineering. He is also the qualifying party for the Company's General Contractor's License.

Brent Lesley, age 42 was appointed to the position of Vice President of Marketing on April 26, 1996. The Company has employed Mr. Lesley since May of 1986. Mr. Lesley's responsibilities are centered on the sale of real property, from raw land to developed lots. Mr. Lesley's responsibilities also include overseeing the acquisition of property for the Company's income property portfolio and the procurement of project financing on both a construction and permanent basis. Mr. Lesley holds a B.S. degree from Iowa State University and an MBA degree from the University of New Mexico.

Fred Ambrogi, age 52, was appointed to the position of Vice President in the Development Division on December 30, 1999. Mr. Ambrogi has been a Company employee since February 1993. Mr. Ambrogi's responsibilities primarily focus on the planning, design, oversight and coordination of specific Company development projects, including the negotiation, oversight and coordination of project related engineering and construction contracts. Mr. Ambrogi holds a B.F.A. degree from the University of New Mexico in Architecture. He has more than 24 years of experience in land development.

Linda Blair, age 51, was appointed to the position of Vice President in 2002. Ms. Blair has been with the Company since 1985. She is the Company's Office Manager and she has the responsibility of managing the Company's three cemeteries. Ms. Blair graduated from Kent State University in 1972 with a B.A. degree in Spanish and Sociology.

Family relationships
--------------------

None of the Directors, nominees or other Officers of the Company is related (as first cousins or closer) by blood, marriage or adoption to any other Director, nominee, or Officer.

Meetings of the Board
---------------------

The Board holds regular meetings monthly and special meetings as the business of the Company requires. During the past fiscal year the Board held 12 regular meetings, and one special meeting. All Board members attended at least 85% of the meetings.

Executive Committee
-------------------

The Executive Committee consists of Sosimo Sanchez Padilla, Polecarpio (Lee) Anaya, Barbara Page, Josie Castillo and Carmel Chavez, with an alternate being Carlos Saavedra. Pursuant to the Company's Bylaws, the Executive Committee performs those functions delegated to it by the Board. The Executive Committee did not meet during the past fiscal year. All financial reports, including audit reports are reviewed by the entire board.

Audit Committee
---------------

Members of the Audit Committee are Dr. Carlos Saavedra and Mrs. Josie G. Castillo. The Audit Committee was only recently established and did not meet during the past fiscal year.

Insider Transfer Committee
--------------------------

Westland has established a committee of its Board of Directors to review for airness the purchase or sale of its stock by board members of other insiders. Members of this Committee are Joe S. Chavez, Charles V. Pena, and Josie G. Castillo.

The Company has no committees other than the Executive and Audit Committees.

El Campo Santo, Inc.
--------------------

Dr. Saavedra, Carmel Chavez and Charles Pena also serve as Directors and Lee Anaya serves as an alternate Director of El Campo Santo, Inc., a wholly owned non-profit corporation that owns, manages and operates 3 cemeteries maintained by the Company. Dr. Saavedra and Mr. Chavez also serve as Chairman and Vice Chairman, respectively. These Directors held four meetings during the year, which were attended by all Board members.

ITEM 10:  EXECUTIVE COMPENSATION

The following table sets forth the compensation for the fiscal year ended June 30, 2002, 2001 and 2000, including bonuses and deferred cash compensation (if any), of the certain Directors, the Company's Chief Executive Officer and the three other highest paid executive officers:

SUMMARY COMPENSATION TABLE

Annual Compensation
                                                         (e)           (i)
(a)                             (b)     (c)     (d)     Other
Name and                                                Annual        other
Principal                             Salary   Bonus Compensation  Compensation
Position                       Year    ($)    ($)(1)     ($)           ($)
--------                       ----  -------  ------    ------        ------
Barbara Page (1) ............  2002  110,000    --      13,967        93,015
 President, CEO and Director   2001  110,000    --      13,967        26,878
                               2000  110,000    --      13,951        29,378

Polecarpio (Lee) Anaya (1)(2)  2002     --      --      47,776          --
 Executive Vice President ...  2001     --      --      47,756          --
    and Director ............  2000     --      --      47,756          --

Sosimo  S. Padilla(1)(2) ....  2002     --      --      47,776          --
  Chairman  of the Board ....  2001     --      --      47,756          --
     of Directors ...........  2000     --      --      47,756          --

David C. Armijo(1) ..........  2002     --      --      18,276          --
 Secretary and Director .....  2001     --      --      18,276          --
                               2000     --      --      20,556          --

-----------------
1) Mr. Padilla, Mr. Anaya, Mr. Armijo and Dr. Saavedra are each paid a Director's fee of $1,400 per month. Ms. Page and each of the Company's other Directors are paid a Director's fee of $1,100 per month.
2) Mr. Padilla and Mr. Anaya are each paid $30,000 per year pursuant to consulting agreements.
3) Includes premiums paid on insurance policies owned by Ms. Page and value of personal use of a company vehicle.

No executive officer except Ms. Page received $100,000 or more in total annual compensation and bonuses during the past three fiscal years.

There were no options issued or outstanding at any time during the fiscal year relating to the purchase of shares of any Class of the Company's securities by members of the Board of Directors.

The Company has no long-term compensation arrangements with its directors other than those discussed herein.

Employment and Consulting Arrangements with Current Officers:

Since December of 1991 Ms. Page has been employed as the Company's President under a renewable five-year employment agreement. If Ms. Page is involuntarily terminated during the term of the agreement she shall be paid, in addition to any salary earned to the date of such termination, an amount of cash equal to six times the amount of her annual salary on the date of termination.

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

Pension Plan:

Effective January 1, 1997, the Company established a Money Purchase Profit Sharing Deferred Compensation Plan (the "97 Plan") and abandoned the SEP-IRA plan, which it had established in 1991. No payments were made to the abandoned plan after fiscal 1997. Under the '97 Plan, the Company contributes up to 15% of the aggregate earnings of participating employees. During fiscal 2000, 2001 and 2002 $88,831, $107,078 and $94,819, respectively, were contributed by the Company pursuant to the '97 Plan.

Ms. Page, Mr. Leroy J. Chavez, Mr. Lesley, Mr. Ambrogi and Ms. Blair participat in all employee benefit plans and Mr. Chavez, Mr. Lesley, Mr. Ambrogi and Ms. Blair participate in any employee bonuses, which may be declared by the Board of Directors.

Each of Westland's Vice Presidents also have one year agreements with the Company providing that if they are involuntarily terminated each of them will be paid an amount equal to one year's salary.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 15, 2002, the beneficial ownership of No Par Value Stock and Class B Stock by Director of the Company and by all officers and Directors as a group. The information as to beneficial stock ownership is based on data furnished by each person. Each person has sole voting and investment power as to all shares unless otherwise indicated. No person is known by the Company to own beneficially 5% or more of its issued and outstanding equity securities.



                                   NO PAR SHARES            CLASS B SHARES
                                   -------------            --------------
                                 Amount      Percent      Amount      Percent
                                  and          of          and          of
                               Nature of      Class     Nature of      Class
                               Beneficial  Beneficially Beneficial  Beneficially
                               Ownership      Owned     Ownership   Owned (1)(2)
                               ---------      -----     ---------   ------------
CLASS "A" DIRECTORS

Barbara Page                    2,647            *       11,800(2)      13.71
401 Coors Blvd., N.W.
Albuquerque, N.M. 87121

Polecarpio (Lee) Anaya             70            *          500(2)       *
1815 Sunset Gardens Rd., S.W.
Albuquerque, N.M. 87105

Charles V. Pena                   100            *          500          *
2312 Britt St., N.E.
Albuquerque, N.M. 87112

CLASS "B" DIRECTORS

Sosimo S. Padilla               2,308(3)         *       20,700        24.04
401 Coors Blvd., N.W.
Albuquerque, N.M. 87121

Joe S. Chavez                     250            *          200          *
3901 Donald Rd., S.W.
Albuquerque, N.M. 87105

Carlos Saavedra                   141            *         *             *
220 Tohatchi, N.W.
Albuquerque, N.M. 87104

CLASS "C" DIRECTORS (1)

David C. Armijo                 3,132            *        5,000         5.81
401 Coors Blvd., N.W.
Albuquerque, N.M. 87121

Josie Castillo                    738            *       10,000        11.61
401 Coors Blvd., N.W.
Albuquerque, N.M. 87121

Carmel Chavez                     617            *        5,700         6.62
401 Coors Blvd., N.W.
Albuquerque, N.M. 87121

OFFICERS:

Leroy J. Chavez (4)              *               *         *             *
401 Coors Blvd., N.W.
Albuquerque, New Mexico 87121

Brent Lesley (4)                 *               *         *             *
401 Coors Blvd., N.W.
Albuquerque, New Mexico 87121


Fred Ambrogi (4)                 *               *         *             *
401 Coors Blvd., N.W.
Albuquerque, New Mexico 87121

Linda Blair (4)                  *               *         *             *
401 Coors Blvd., N.W.
Albuquerque, New Mexico 87121

Directors and Officers
  as a group (13 people)       10,003(1-3,*) 1.4 (1-3,5) 54,400       63.18
-------------
1) Each of the Class C Directors is a Management's nominee for Director at the Annual Meeting of Shareholders.
2) In July of 2001, Ms. Page purchased 1000 Class B shares from Mr. Anaya and in April of 2002 she purchased an additional 500 Class B shares from Mr. Anaya.
3) Of which, 46 shares are owned by Mr. Padilla's wife.
4) These officers are not lineal descendants of an incorporator of the Town of Atrisco, New Mexico, and cannot own Company's shares.
* Represents less than 1% of the issued No Par Value common shares. The total of all of the No Par Shares and Class B Shares owned by the Company's Officers and Directors as a group is approximately 8.12% of all such shares that might be voted at the Annual Meeting of Shareholders.


Beneficial Ownership Reporting Requirements.

All Directors timely filed all required Forms 4 relating to and acquisition or disposition of shares during the year.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 1990, the Company appointed Mr. David C. Armijo's California all-risk agency as its broker to obtain all of the Company's insurance. Mr. Armijo has held a non-resident broker's license to sell insurance in the State of New Mexico since 1962. That agency received a total of $5,200 in commissions for the placement of the Company's insurance in fiscal 2002.

During fiscal 2000 the Company paid Dr. Carlos Saavedra $3,500 for lobbying before the New Mexico Legislature on behalf of the Company. No subsequent payments have been made for such activities, although the Company has reimbursed management for their out of pocket expenses for such efforts on behalf of the Company.

Mr. Padilla, Mr. Anaya, Dr. Saavedra and Mr. Armijo were paid Director's fees of $1,400 per month and each other Director received a Director's fee of $1,100 per month.

In 1995, the Company purchased for Ms. Page a $500,000 insurance policy on her life with the beneficiaries being Ms. Page's heirs. Since 1995, the Company paid a total of $189,600 in premiums which were expensed by the Comapny in the year of premium payment. The premiums have been included as compensation to Ms. Page and are reported herein in the discussion of Ms. Page's total compensation appearing the Summary Compensation Table.

For a number of years, the Company has owned a membership in the Albuquerque Country Club which has been used by Mr. Padilla for Company business. During the time that Mr. Padilla has used the membership, he has incurred certain expenses that have not been supported by receipts as being for Company business. The total of those charges over the past five years has been $6,379. The Company has tried to sell this membership, but has not been able to find a buyer.

PART IV

ITEM 13:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1. Financial Statements:

Report of Independent Certified Public Accountants
Balance Sheet
Statements of Operations
Statement of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

2.  Exhibits:

3.  Articles of Incorporation and Bylaws:

3.1 Articles of Incorporation filed as an exhibit to Westland's Registration Statement on Form 10-K on September 28, 1982 and incorporated herein by reference.

3.2 Restated Bylaws filed as an exhibit with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993.

10.  Material Contracts:

10.1 Consulting Agreement with Sosimo Padilla, dated December 18, 1992, as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.

10.2 Consulting Agreement with Polecarpio (Lee) Anaya, dated December 18, 1992, as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.

10.3 Employment Agreement with Barbara Page, dated December 18, 1992, as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.

10.4 Lease Agreement dated April 25, 1994, between Central Avenue Partners and Walgreen Co., as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, and incorporated herein by reference.

10.5 Assignment of Lease dated April 20, 1995, from Central Avenue Partners to Westland, as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.

10.6 Lease Agreement dated March 14, 1995, between George Brunacini and Jeannette Brunacini and Circuit City Stores, Inc., as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.

10.7 Assignment of Lease dated June 28, 1995, from George Brunacini and Jeannette Brunacini to Westland, as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.

10.8 Lease Agreement dated March 19, 1996, between C.A.P. II, a New Mexico general partnership, and Walgreen Co., as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, and incorporated herein by reference.

10.9 Assignment of Lease dated June 21, 1996, from C.A.P. II, a New Mexico general partnership, to Westland, as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, and incorporated herein by reference.

10.10 Lease Agreement dated June 29, 1999, between Marie Callender Restaurant and Pie Shop, a California corporation, as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999.

10.11 Lease Agreement dated April 21, 1999 between C.A.P. II, a New Mexico general partnership and Walgreen, Co., an Illinois corporation as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001, and incorporated herein by reference. .

Computation of Per Earnings:

11. Statement regarding computation of per share earnings is incorporated by reference to Note A(9) to the Financial Statements incorporated herein by reference to Westland's Annual Report to Shareholders for the Fiscal year ended June 30, 2002.

Subsidiaries of Westland:

Westland has the following subsidiaries:

              Name                             State of Incorporation
              ----                             ----------------------
      El Campo Santo, Inc                      New Mexico - non-profit
 Westland Community Services, Inc              New Mexico - non-profit

All other exhibits required by Item 601 of Regulation S-B are inapplicable to this filing.

(b) Reports on Form 8-K: No reports of Form 8-K during the last quarter of the period covered by this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Westland caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WESTLAND DEVELOPMENT CO., INC.


By:   Barbara Page
      ----------------------
      Barbara Page, President, Chief Executive Officer, Chief Financial Officer and Director

Date: September 26, 2002
      ----------------------
In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of Westland and in the capacities and on the dates indicated.


By:   David C. Armijo
      ----------------------
      David C. Armijo, Secretary-Treasurer and Principal Financial Officer

Date: September 26, 2002
      ----------------------


In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of Westland and in capacities and on the dates indicated.


By:   David C. Armijo
      ----------------------
      David C. Armijo, Director

Date: September 26, 2002
      ----------------------


By:   Polecarpio (Lee) Anaya
      ----------------------
      Polecarpio (Lee) Anaya, Executive Vice President and Director

Date: September 26, 2002
      ----------------------


By:   Sosimo S. Padilla
      ----------------------
      Sosimo S. Padilla, Director and Chairman of the Board

Date: September 26, 2002
      ----------------------


By:   Josie G. Castillo
      ----------------------
      Josie G. Castillo, Director

Date: September 26, 2002
      ----------------------


By:   Carmel T. Cahvez
      ----------------------
      Carmel T. Chavez, Director

Date: September 26, 2002
      ----------------------


By:   Joe S. Chavez
      ----------------------
      Joe S. Chavez, Director

Date: September 26, 2002
      ----------------------


By:   Charles V. Pena
      ----------------------
      Charles V. Pena, Director

Date: September 26, 2002
      ----------------------


By:   Corlos Saavedra
      ----------------------
      Carlos Saavedra, Director

Date: September 26, 2002
      ----------------------


By:   Barbara Page
      ----------------------
      Barbara Page, Director

Date: September 26, 2002
      ----------------------



Certification

I, Barbara Page, the principal executive and financial officer, of Westland Development Co., Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Westland Development Co., Inc., SEC file No 0-7775;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: September 26, 2002
                                Barbara Page
                                ----------------------------------
                                Barbara Page,  principal executive
                                and financial officer
                                [Signature]             [Title]

There are no other certifying officers.