Form 10QSB
period 2002-09-30
WESTLAND DEVELOPMENT CO INC
filed 2002-11-08
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 30, 2002

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
YES [ X ] No [  ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of November 12, 2002:

     No Par Value Common:                    714,231
     Class B $1.00 Par Value Common:          86,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]



                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                               September 30, 2002

    ASSETS
Cash and cash equivalents ........................                  $  7,345,099

Receivables:
   Real estate contracts .........................   $     18,871
   Note receivable - related party ...............         94,247
   Other receivables .............................             95        113,213
                                                     ------------
Land and improvements held for
   future development ............................                     8,546,986
Income producing properties, net .................                    11,476,006
Property and equipment, net of accumulated
   depreciation of $602,379 ......................                       329,719
Investment in Partnerships and joint ventures ....                       194,212
Other ............................................                       228,075
                                                                    ------------

                                                                    $ 28,233,310
                                                                    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $    805,695
Dividends declared ...............................                       250,256
Deferred income taxes ............................                     7,362,021
Notes, bonds, mortgages and assessments payable ..                     8,712,899
                                                                    ------------
                 Total liabilities ...............                    17,130,871

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      714,231 shares .............................          8,500
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      86,100 shares ..............................         86,100
   Additional paid-in capital ....................        591,811
   Retained earnings .............................     10,416,028     11,102,439
                                                     ------------   ------------

                                                                    $ 28,233,310
                                                                    ============



                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     For the three months ended
                                                           September 30,
                                                       2002            2001
                                                    -----------     -----------
Revenues
   Land ......................................      $ 6,106,340     $   932,390
   Rentals ...................................          303,280         299,725
                                                    -----------     -----------
                                                      6,409,620       1,232,115
Costs and expenses
   Cost of land revenues .....................          571,075         488,327
   Cost of rentals ...........................           82,841          67,504
   General and administrative ................          630,961         416,384
                                                    -----------     -----------
                                                      1,284,877         972,215
                                                    -----------     -----------

      Income from operations .................        5,124,743         259,900

Other (income) expense
   Interest income ...........................           (8,350)        (21,744)
   Other income ..............................          (14,438)         (8,957)
   Interest expense ..........................          182,356         191,909
                                                    -----------     -----------
                                                        159,568         161,208
                                                    -----------     -----------

      Earnings before income taxes ...........        4,965,175          98,692

Income tax expense ...........................        1,999,000          39,500
                                                    -----------     -----------

      NET EARNINGS ...........................      $ 2,966,175     $    59,192
                                                    ===========     ===========
Weighted average common shares
   outstanding ...............................          805,393         800,941
                                                    ===========     ===========
Earnings per common share ....................      $      3.68     $       .07
                                                    ===========     ===========



                        WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                   For the three months ended
                                                          September 30,
                                                      2002            2001
                                                  ------------    -------------
Cash flows from operating activities
 Cash received from land sales
   and collections on real
   estate contracts receivable .................  $  6,103,163     $  1,054,139
 Development and closing costs paid
   on land sales ...............................      (810,188)        (686,579)
 Cash received from rental operations ..........       303,280          312,084
 Cash paid for rental operations ...............        (9,120)          (5,307)
 Cash (paid for) received for property taxes ...       (56,656)          15,130
 Interest received .............................         8,473            9,554
 Interest paid .................................      (167,979)        (245,478)
 Income taxes paid .............................      (106,931)          (9,200)
 General and administrative costs paid .........      (496,034)        (442,531)
                                                   ------------     ------------
  Net cash provided by
   operating activities ........................     4,768,008            1,812
                                                  ------------     ------------

Cash flows from investing activities
 Distributions from partnerships
   and joint ventures ..........................        15,142           10,750
 Change in short-term investments ..............          --          1,196,763
 Proceeds from note receivable-related party ...         1,343              888
                                                  ------------     ------------
  Net cash provided by
   investing activities ........................        16,485        1,208,401
                                                  ------------     ------------
Cash flows from financing activities
 Borrowing on notes, mortgages and
   assessments payable .........................       763,853          339,871
 Repayments of bonds, mortgages,
   notes and assessments payable ...............      (837,235)      (1,463,694)
 Payment of dividends ..........................      (602,479)            --
                                                  ------------     ------------

  Net cash used in financing activities .......      (675,861)      (1,123,823)
                                                  ------------     ------------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS .........................     4,108,632           86,390

Cash and cash equivalents at
  beginning of period ..........................     3,236,467          764,001
                                                  ------------     ------------
Cash and cash equivalents at
  end of period ................................  $  7,345,099     $    850,391
                                                  ============     ============

Reconciliation of net earnings
 to net cash provided by
 operating activities

Net earnings ...................................  $  2,966,175     $     59,192

Adjustments to reconcile net
 earnings to net cash
 provided by operating activities
     Depreciation ..............................        85,420           84,842
Change in
     Rents receivable, accrued interest,
       property tax and other assets ...........           197           85,686
     Real estate contracts .....................        26,553            1,294
     Land and improvements held for
       future development and income
       producing properties ....................      (257,352)        (197,924)
     Other assets ..............................       (16,225)         (48,016)
     Accounts and retainages payable,
       accrued interest and other
       liabilities .............................        71,170          (13,562)
     Income taxes payable ......................     1,892,070           30,300
                                                  ------------     ------------
Net cash provided by
  operating activities .........................  $  4,768,008     $      1,812
                                                  ============     ============

Noncash investing and financing activities:
  Dividends declared but not paid ..............  $    250,256     $       --


                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                               September 30, 2002

     1. The balance sheet at September 30, 2002, statements of cash flows and statements of operations for the three months ended September 30, 2002 and September 30, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 2002. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of operating results for the full year.

     2. The computation of earnings per common share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration, which for the three month periods ended September 30, 2002 and September 30, 2001 were 805,393 and 800,941, respectively.


     3. Financial information for the two industry segments, land sales and rental operations, are as follows:

                                                       General
                           Land         Rentals       corporate        Total
                           ----         -------       ---------        -----
Three months ended
September 30, 2002:

Revenues                $6,106,340     $303,280      $      --       $6,409,620
Costs and expenses         571,075       82,841          630,961      1,284,877
                        ----------     --------      -----------     ----------
Income (loss) from
  operations             5,535,265      220,439         (630,961)     5,124,743

Interest income               --           --             (8,350)        (8,350)
Other income                  --           --            (14,438)       (14,438)
Interest expense                94      177,563            4,699        182,356
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $5,535,171     $ 42,876      $  (612,872)    $4,965,175
                        ==========     ========      ===========     ==========

Three months ended
September 30, 2001:

Revenues                $  932,390     $299,725      $      --       $1,232,115
Costs and expenses         488,327       67,504          416,384        972,215
                        ----------     --------      -----------     ----------
Income (loss) from
  operations               444,063      232,221         (416,384)       259,900
Interest income                --          --            (21,744)       (21,744)
Other income                   --          --             (8,957)        (8,957)
Interest expense             7,745      183,591              573        191,909
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $  436,318    $  48,630      $  (386,256)    $   98,692
                        ==========     ========      ===========     ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This document contains statements that are not historical but are forward-looking statments within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the expectations, beliefs, intentions or strategies for the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: fluctuations in occupancy levels and labor costs; the availability and cost of financing to redeem common shares and to expand the Company's business; and public resistance to privatization. additional risk factors include those discussed in reports filed by the Company from time to time on forms 10-KSB, 10-QSB and 8-K. The Company does not undertake any obligation to update any forward-looking statements.

    Management's Discussion and Analysis should be read in conjunction with our Financial Statements and the notes to our Financial Statements.

Financial condition:

     During the three months ended September 30, 2002, the Company's cash and cash equivalents increased by $4,108,632. During this period, operations provided $4,768,008 and investing activities provided $16,485. Also, the Company repaid debt of $73,382, net and paid dividends of $602,479. Except for short-term borrowing, the Company's primary source of cash is the sale of land. Although rental operations generated $303,280 in the first fiscal quarter, most of those receipts normally are used to service the mortgage debt for those properties. Other than trade payables and mortgages, the other significant debt is $188,640 on a construction line of credit. This amount fluctuates, and is paid from receipts from lot sales. The Company will continue to improve its land projects to create saleable product.

Results of operations:

     During the first quarter of the current fiscal year, the Company had revenues of $6,409,620 compared to $1,232,115 during the same period in the prior fiscal year. Land revenues increased significantly primarily due to the sale of a single large parcel for approximately $5,279,000. Improved lot sales decreased by approximately $100,000 to $810,200. Operating expenses during the three months ended September 30, 2002, were $1,284,877 compared to $972,215 during the comparable period in 2001. The increase was due principally to increases in cost of land revenues by approximately $83,000 and $215,000 in general and administrative expenses. As the Company sells the remaining lots in its Tierra Oeste and Painted Sky units this year, it will begin sales of lots in the Crossings subdivisions, which should continue into the next fiscal year.

     For the past ten years, governmental entities have been buying land from Westland pursuant to condemnation. The Company is allowed to defer federal and state income tax on the gain from these sales if it reinvests the proceeds within a specified time. The result has been a deferred tax liability of $7,362,021. Of the approximately $21,899,000 received, the Company has remaining approximately $2,681,000 of replacemant lands and property to acquire by June 30, 2003, $500,000 by June 30, 2004 and $5,279,000 by June 30, 2005. In the
event the Company does not replace the property sold pursuant to condemnation, it may need to utilize a substantial portion of its liquid investments for the payment of these taxes.

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


ITEM 3. CONTROLS AND PROCEDURES

     The Company's principal executive and financial officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date (the "Evaluation Date") of this quarterly report, and has concluded that as of the Evaluation Date, the Company's disclosure controls were adequate, effective and ensure that material information relating to the Company would be made known to her timely by others within the entity.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evsaluation Date, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.


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

        NONE

ITEM 5. OTHER INFORMATION

        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 99, Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached.

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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: November 12, 2002            By:   Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer



                                 CERTIFICATION

I, Barbara Page, the principal executive and financial officer, of Westland Development Co., Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Westland Development Co., Inc., SEC file No 0-7775;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within this entity, particularly during the period in which this quarterly report is being prepared.

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) preseented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and board of directors:

a) all significant defiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and rport financial data and have identidied for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whetheror not material, that involves management or other employees who have a sighificant role in the registrant's internal controls; and

6. I have  indicated  in  this  quarterly  report  whether  or  not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant defiencies and material weaknesses.



Date: November 12, 2002
                                Barbara Page
                                ----------------------------------
                                Barbara Page,  principal executive
                                and financial officer
                                [Signature]             [Title]

There are no other certifying officers.