Form 10QSB
period 2002-12-31
WESTLAND DEVELOPMENT CO INC
filed 2003-02-12
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended December 31, 2002

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

          NEW MEXICO                                       85-0165021
-------------------------------                   -----------------------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity as of February 11, 2003:

     No Par Value Common:                    714,231
     Class B $1.00 Par Value Common:          86,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]



                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                               December 31, 2002

    ASSETS
Cash and cash equivalents ........................                  $  6,810,099
Receivables:
   Real estate contracts .........................   $     10,000
   Other receivables .............................         30,709         40,709
                                                     ------------
Land and improvements held for
   future development ............................                     9,069,969
Income producing properties, net .................                    11,402,285
Property and equipment, net of accumulated
   depreciation of $614,344 ......................                       328,259
Investment in Partnerships and joint ventures ....                        10,760
Income taxes receivable ..........................                       300,483
Other ............................................                       181,130
                                                                    ------------

                                                                    $ 28,143,694
                                                                    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $    917,804
Deferred income taxes ............................                     7,362,021
Notes, bonds, mortgages and assessments payable ..                     8,651,041
                                                                    ------------
                 Total liabilities ...............                    16,930,866

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      714,231 shares .............................          8,500
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      86,100 shares ..............................         86,100
   Additional paid-in capital ....................        591,811
   Retained earnings .............................     10,526,417     11,212,828
                                                     ------------   ------------

                                                                    $ 28,143,694
                                                                    ============



                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                    For the three months ended
                                                           December 31,
                                                       2002            2001
                                                    -----------     -----------
Revenues
   Land ......................................      $   841,075     $ 4,337,035
   Rentals ...................................          300,880         299,224
                                                    -----------     -----------
                                                      1,141,955       4,636,259
Costs and expenses
   Cost of land revenues .....................          476,483       1,063,275
   Cost of rentals ...........................           81,746          72,968
   General and administrative ................          649,553         730,627
                                                    -----------     -----------
                                                      1,207,782       1,866,870
                                                    -----------     -----------

      (Loss) Income from operations ..........         (65,827)       2,769,389

Other (income) expense
   Interest income ...........................          (24,127)        (16,270)
   Other income ..............................           (6,610)        (10,130)
   Gain on sale of assets ....................         (379,887)           --
   Interest expense ..........................          183,408         209,015
                                                    -----------     -----------
                                                       (227,216)        182,615
                                                    -----------     -----------

      Earnings before income taxes ...........          161,389       2,586,774

Income tax expense ...........................           51,000       1,034,500
                                                    -----------     -----------

      NET EARNINGS ...........................      $   110,389     $ 1,552,274
                                                    ===========     ===========
Weighted average common shares
   outstanding ...............................          805,378         801,941
                                                    ===========     ===========
Earnings per common share ....................      $       .14     $      1.94
                                                    ===========     ===========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     For the six months ended
                                                           December 31,
                                                       2002            2001
                                                    -----------     -----------
Revenues
   Land ......................................      $ 6,947,416     $ 5,269,425
   Rentals ...................................          604,160         598,949
                                                    -----------     -----------
                                                      7,551,576       5,868,374
Costs and expenses
   Cost of land revenues .....................        1,047,558       1,551,602
   Cost of rentals ...........................          164,587         140,472
   General and administrative ................        1,280,514       1,147,011
                                                    -----------     -----------
                                                      2,492,659       2,839,085
                                                    -----------     -----------

      Income from operations .................        5,058,917       3,029,289

Other (income) expense
   Interest income ...........................          (32,477)        (38,014)
   Other income ..............................          (21,048)        (19,087)
   Gain on sale of assets ....................         (379,887)           --
   Interest expense ..........................          365,765         400,924
                                                    -----------     -----------
                                                        (67,647)        343,823
                                                    -----------     -----------

      Earnings before income taxes ...........        5,126,564       2,685,466

Income tax expense ...........................        2,050,000       1,074,000
                                                    -----------     -----------

      NET EARNINGS ...........................      $ 3,076,564     $ 1,611,466
                                                    ===========     ===========
Weighted average common shares
   outstanding ...............................          805,386         801,941
                                                    ===========     ===========
Earnings per common share ....................      $      3.82     $      2.01
                                                    ===========     ===========





                        WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                    For the six months ended
                                                          December 31,
                                                      2002            2001
                                                  ------------    -------------
Cash flows from operating activities
 Cash received from land sales
   and collections on real
   estate contracts receivable .................  $  6,944,530     $  3,448,635
 Development and closing costs paid
   on land sales ...............................    (1,824,762)      (1,297,559)
 Cash received from rental operations ..........       614,570          598,949
 Cash paid for rental operations ...............        (3,117)           7,152
 Cash paid for property taxes ..................       (57,238)         (49,664)
 Interest received .............................        32,768           13,651
 Interest paid .................................      (356,223)        (454,230)
 Income taxes paid .............................      (446,931)          (9,200)
 General and administrative costs paid .........    (1,012,167)      (1,037,181)
 Other .........................................        21,048             --
                                                  ------------     ------------
  Net cash provided by
   operating activities ........................     3,912,478        1,220,553
                                                  ------------     ------------

Cash flows from investing activities
 Capital expenditures for income
   producing and other properties ..............       (10,504)            --
 Investment in partnerships and joint ventures .        28,700           22,750
 Change in short-term investments ..............          --          1,195,082
 Proceeds from note receivable-related party ...         2,121            1,904
 Proceeds from sale of assets ..................       628,812             --
                                                  ------------     ------------
  Net cash provided by
   investing activities ........................       649,129        1,219,736
                                                  ------------     ------------
Cash flows from financing activities
 Borrowing on notes, mortgages and
   assessments payable .........................     1,306,080          926,928
 Repayments of bonds, mortgages,
   notes and assessments payable ...............    (1,441,320)      (2,710,364)
 Payment of dividends ..........................      (852,735)            --
                                                   ------------     ------------
  Net cash used in
    financing activities .......................      (987,975)      (1,783,436)
                                                  ------------     ------------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS .........................     3,573,632          656,853

Cash and cash equivalents at
  beginning of period ..........................     3,236,467          764,001
                                                  ------------     ------------
Cash and cash equivalents at
  end of period ................................  $  6,810,099     $  1,420,854
                                                  ============     ============

Reconciliation of net earnings
 to net cash provided by
 operating activities

Net earnings ...................................  $  3,076,564     $  1,611,466

Adjustments to reconcile net earnings
  to net cash provided
  by operating activities
     Depreciation ..............................       171,106          167,655
     Gain on sale of assets ....................      (379,887)            --

Change in
     Rents receivable, accrued interest,
       property tax and other assets ...........       (30,417)         123,172
     Real estate contracts .....................        35,424       (2,007,530)
     Land and improvements held for
       future development and income
       producing properties ....................      (780,335)         250,296
     Other assets ..............................        45,158              (91)
     Accounts and retainages payable,
       accrued interest and other
       liabilities .............................       171,796           10,785
     Income taxes payable ......................     1,603,069        1,064,800
                                                  ------------     ------------
Net cash provided by
  operating activities .........................  $  3,912,478     $  1,220,553
                                                  ============     ============


                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                               December 31, 2002

     1. The balance sheet at December 31, 2002, statements of operations for the three and six months ended December 31, 2002 and December 31, 2001 and statements of cash flows for the six month periods ended December 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 2002. The results of operations for the three months and six months ended December 31, 2002 are not necessarily indicative of operating results for the full year.

     2. The computation of earnings (loss) per common share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration, which for the three and six month periods ended December 31, 2002 were 805,378 and 805,386, respectively and for the three and six month periods ended December 31, 2001 was 800,941.

     3. Financial information for the two industry segments, land sales and rental operations, is summarized as follows:

                                                       General
                           Land         Rentals       corporate        Total
                           ----         -------       ---------        -----
Three months ended
December 31, 2002:

Revenues                $  841,075     $300,880      $      --       $1,141,955
Costs and expenses         476,483       81,746          649,553      1,207,782
                        ----------     --------      -----------     ----------
Income (loss) from
  operations               364,592      219,134         (649,553)       (65,827)

Interest income               --           --            (24,127)       (24,127)
Other income                  --           --             (6,610)        (6,610)
Gain on sale of assets        --           --           (379,887)      (379,887)
Interest expense              --        175,974            7,434        183,408
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $  364,592     $ 43,160      $  (246,363)    $  161,389
                        ==========     ========      ===========     ==========

Three months ended
December 31, 2001:

Revenues                $4,337,035     $299,224      $      --       $4,636,259
Costs and expenses       1,063,275       72,968          730,627      1,866,870
                        ----------     --------      -----------     ----------
Income (loss) from
  operations             3,273,760      226,256         (730,627)     2,769,389

Interest income               --           --            (16,270)       (16,270)
Other income                  --           --            (10,130)       (10,130)
Interest expense            17,282      190,664            1,069        209,015
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $3,256,478     $ 35,592      $  (705,296)    $2,586,774
                        ==========     ========      ===========     ==========

Six months ended
December 31, 2002:

Revenues                $6,947,416     $604,160      $     -         $7,551,576
Costs and expenses       1,047,558      164,587        1,280,514      2,492,659
                        ----------     --------      -----------     ----------
Income (loss) from
  operations             5,899,858      439,573       (1,280,514)     5,058,917

Interest income               --           --           (32,477)        (32,477)
Other income                  --           --           (21,048)        (21,048)
Gain on sale of assets        --           --          (379,887)       (379,887)
Interest expense              --        353,537          12,228         365,765
                        ----------     --------     -----------      ----------
Earnings (loss)
  before income taxes   $5,899,858     $ 86,036     $  (859,330)     $5,126,564
                        ==========     ========     ===========      ==========

Six months ended
December 31, 2001:

Revenues                $5,269,425     $598,949      $      --       $5,868,374
Costs and expenses       1,551,602      140,472        1,147,011      2,839,085
                        ----------     --------      -----------     ----------
Income (loss) from
  operations             3,717,823      458,477      (1,147,011)      3,029,289

Interest income               --           --           (38,014)        (38,014)
Other income                  --           --           (19,087)        (19,087)
Interest expense            33,150      365,724           2,050         400,924
                        ----------     --------     -----------      ----------
Earnings (loss)
  before income taxes   $3,684,673     $ 92,753     $(1,091,960)     $2,685,466
                        ==========     ========     ===========      ==========

     4. In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issues No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The Statement is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. The Company estimates that the new standard will not have a material effect on its financial statements but is still in the evaluation process.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No.123 (SFAS 148). This statement amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 will be effective for the Company in the first quarter of 2003.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FASB Interpretation 45, a guarantor is required to measure and recognize the fair value of the guarantee liability at inception. For many guarantees, fair value will likely be determined using the expected present value method described in FASB Concepts Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements. In addition, the FIN 45 provides new disclosure requirements. The disclosure requirements of FIN 45 will be effective for the Company in the first quarter of 2003. The measurement and liability recognition provisions are applied prospectively to guarantees issued or modified after December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. The Interpretation will be effective for the Company in the first quarter of fiscal year 2004. Management has not yet determined the effect, if any, of FIN 46 on the Company's financial position or results of operations. Certain disclosures concerning variable interest entities are required in financial statements initially issued after January 31, 2003.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the six months ended December 31, 2002, the Company's cash and cash equivalents increased by $3,573,632. During this period, operations provided $3,912,478 and investing activities provided $649,129, primarily from the sale of income-producing assets. Also, the Company repaid debt, net, of $135,240 and paid dividends of $852,735. Except for short-term borrowing, the Company's primary source of cash is the sale of land. Although rental operations generated approximately $600,000 in the first two quarters, most of those receipts were used to service the mortgage debt for those properties. Other than trade payables and accrued expenses, the other significant debt is $8,650,174 of mortgage notes. The Company also utilizes its lines of credit to fund development projects, which are then repaid from receipts from lot sales. The Company will continue to improve its land projects to create saleable products, and management believes that receipts from those sales will sustain the Company for the balance of the year.

     During the second quarter of the current fiscal year, the Company had revenues of $1,141,955 compared to $4,636,259 during the same period in the prior fiscal year. Land revenues decreased significantly primarily due to a decrease in improved lot sales, $796,000 compared to $2,214,600 and a decrease in large parcel sales of $2,725,000. Operating expenses during the three months ended December 31, 2002, were $1,207,782 compared to $1,866,870 during the comparable period in 2001. The decrease was due principally to lower cost of land revenues by $586,792. As the Company sells the remaining lots in its Tierra Oeste units this year, it continues sales of lots in the Painted Sky divisions, which should continue into the next fiscal year. Additionally, the Company sold its 50% interest in a self-storage rental joint venture which resulted in a gain of approximately $380,000.

     For the year to date, revenues in 2002 were $7,551,576 compared to $5,868,374 in 2001. Operating costs were $2,492,659 compared to $2,839,085 as cost of land sales decreased by $504,044. The cost of rental revenues and general and administrative expenses remained relatively constant from 2001 to 2002. Most of the increase in revenue and income occurred in the first quarter, due to the sale of land condemned by the City of Albuquerque of approximately $5,300,000. Management expects increased sales of land to continue.

     For the past ten years, governmental entities have been buying land from Westland pursuant to condemnation. The Company is allowed to defer federal and state income tax on the gain from these sales if it reinvests the proceeds within a specified time. The result has been a deferred tax liability of $7,362,021. Of the approximately $21,899,000 received, the Company has remaining approximately $2,681,000 of replacement lands and property to acquire by June 30, 2003, $500,000 by June 30, 2004 and $5,279,000 by June 30, 2005. In the
event the Company does not replace the property sold pursuant to condemnation, it may need to utilize a substantial portion of its liquid investments for the payment of these taxes.

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

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.


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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: February 12, 2003            By:   Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer



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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have  indicated  in  this  quarterly  report  whether  or  not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 12, 2003
                                Barbara Page
                                ----------------------------------
                                Barbara Page,  principal executive
                                and financial officer
                                [Signature]             [Title]

There are no other certifying officers.