Form 10QSB
period 2003-03-31
WESTLAND DEVELOPMENT CO INC
filed 2003-05-15
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT

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
YES [ X ] No [  ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of May 12, 2003:

     No Par Value Common:                    712,604
     Class B $1.00 Par Value Common:          85,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]



                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                  BALANCE SHEET
                                   (unaudited)
                                 March 31, 2003

    ASSETS
Cash and cash equivalents ........................                  $  7,550,275
Receivables:
   Real estate contracts .........................   $     10,000
   Other receivables .............................        163,799        173,799
                                                     ------------
Land and improvements held for
   future development ............................                     9,630,810
Income producing properties, net .................                    11,328,563
Property and equipment, net of accumulated
   depreciation of $614,344 ......................                       314,037
Investment in Partnerships and joint ventures ....                        10,760
Other ............................................                       174,215
                                                                    ------------

                                                                    $ 29,182,459
                                                                    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $    927,616
Deferred income taxes ............................                     7,362,021
Notes, bonds, mortgages and assessments payable ..                     8,810,097
Income taxes payable .............................                       103,896
                                                                    ------------
                 Total liabilities ...............                    17,203,630

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      712,604 shares .............................          8,500
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      85,100 shares ..............................         85,100
   Additional paid-in capital ....................        552,956
   Retained earnings .............................     11,332,273     11,978,829
                                                     ------------   ------------

                                                                    $ 29,182,459
                                                                    ============



                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                    For the three months ended
                                                             March 31,
                                                       2003            2002
                                                    -----------     -----------
Revenues
   Land ......................................      $ 2,852,164     $ 1,717,221
   Rentals ...................................          303,280         318,123
                                                    -----------     -----------
                                                      3,155,444       2,035,344
Costs and expenses
   Cost of land revenues .....................        1,014,424         783,999
   Cost of rentals ...........................           83,437          75,330
   General and administrative ................          529,884         386,185
                                                    -----------     -----------
                                                      1,627,745       1,245,514
                                                    -----------     -----------

      Income from operations .................        1,527,699         789,830

Other (income) expense
   Interest income ...........................           (3,104)        (52,599)
   Other (income) expense ....................              (75)          2,707
   Gain on sale of assets ....................            1,538            --
   Interest expense ..........................          183,485         195,051
                                                    -----------     -----------
                                                        181,844         145,159
                                                    -----------     -----------

      Earnings before income taxes ...........        1,345,855         644,671

Income tax expense ...........................          540,000         258,000
                                                    -----------     -----------

      NET EARNINGS ...........................      $   805,855     $   386,671
                                                    ===========     ===========
Weighted average common shares
   outstanding ...............................          799,044         800,892
                                                    ===========     ===========
Earnings per common share ....................      $      1.01     $       .48
                                                    ===========     ===========


                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     For the nine months ended
                                                             March 31,
                                                       2003            2002
                                                    -----------     -----------
Revenues
   Land ......................................      $ 9,799,580     $ 6,986,645
   Rentals ...................................          907,440         917,072
                                                    -----------     -----------
                                                     10,707,020       7,903,717
Costs and expenses
   Cost of land revenues .....................        2,061,982       2,335,601
   Cost of rentals ...........................          248,024         215,802
   General and administrative ................        1,810,397       1,533,195
                                                    -----------     -----------
                                                      4,120,403       4,084,598
                                                    -----------     -----------

      Income from operations .................        6,586,617       3,819,119

Other (income) expense
   Interest income ...........................          (35,581)        (90,613)
   Other income ..............................          (21,123)        (16,381)
   Gain on sale of assets ....................         (378,349)           --
   Interest expense ..........................          549,250         595,975
                                                    -----------     -----------
                                                        114,197         488,981
                                                    -----------     -----------

      Earnings before income taxes ...........        6,472,420       3,330,138

Income tax expense ...........................        2,590,000       1,332,000
                                                    -----------     -----------

      NET EARNINGS ...........................      $ 3,882,420     $ 1,998,138
                                                    ===========     ===========
Weighted average common shares
   outstanding ...............................          799,945         800,925
                                                    ===========     ===========
Earnings per common share ....................      $      4.85     $      2.49
                                                    ===========     ===========





                        WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                    For the nine months ended
                                                            March 31,
                                                      2003            2002
                                                  ------------     ------------
Cash flows from operating activities
 Cash received from land sales
   and collections on real
   estate contracts receivable .................  $  9,625,415     $  7,114,605
 Development and closing costs paid
   on land sales ...............................    (3,400,027)      (2,258,809)
 Cash received from rental operations ..........       907,440          921,961
 Cash paid for rental operations ...............       (14,029)            --
 Cash paid for property taxes ..................       (25,024)         (52,547)
 Interest received .............................        35,872           54,055
 Interest paid .................................      (533,366)        (732,620)
 Income taxes paid .............................      (582,552)      (1,183,513)
 General and administrative costs paid .........    (1,605,415)      (1,449,238)
 Other .........................................        21,123           14,150
                                                  ------------     ------------
  Net cash provided by
   operating activities ........................     4,429,437        2,428,044
                                                  ------------     ------------

Cash flows from investing activities
 Capital expenditures for income
   producing and other properties ..............       (10,039)         (29,033)
 Distribution from partnerships
  and joint ventures ...........................        25,450           37,250
 Change in short-term investments ..............          --            735,815
 Proceeds from note receivable-related party ...        95,590            2,631
 Proceeds from sale of joint venture asset .....       538,248             --
                                                  ------------     ------------
  Net cash provided by
   investing activities ........................       649,249          746,663
                                                  ------------     ------------
Cash flows from financing activities
 Borrowing on notes, mortgages and
   assessments payable .........................     2,767,843        1,713,053
 Repayments of bonds, mortgages,
   notes and assessments payable ...............    (2,640,131)      (3,937,423)
 Payment of dividends ..........................      (852,735)            --
 Purchase/retirement of stock, net .............       (39,855)            --
                                                  ------------     ------------
  Net cash used in
    financing activities .......................      (764,878)      (2,224,370)
                                                  ------------     ------------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS .........................     4,313,808          950,337

Cash and cash equivalents at
  beginning of period ..........................     3,236,467          764,001
                                                  ------------     ------------
Cash and cash equivalents at
  end of period ................................  $  7,550,275     $  1,714,338
                                                  ============     ============

Reconciliation of net earnings
 to net cash provided by
 operating activities

Net earnings ...................................  $  3,882,420     $  1,998,137

Adjustments to reconcile net earnings
  to net cash provided
  by operating activities
     Depreciation ..............................       257,392          251,185
     Gain on sale of assets ....................      (378,349)            --
   Change in
     Rents receivable, accrued interest,
       property tax and other assets ...........      (163,507)         114,134
     Real estate contracts .....................        35,424          (22,022)
     Land and improvements held for
       future development and income
       producing properties ....................    (1,341,176)          69,477
     Other assets ..............................        52,073          (15,114)
     Accounts and retainages payable,
       accrued interest and other
       liabilities .............................        77,712         (116,240)
     Income taxes payable ......................     2,007,448          148,487
                                                  ------------     ------------
Net cash provided by
  operating activities .........................  $  4,429,437     $  2,428,044
                                                  ============     ============


                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                                 March 31, 2003

     1. The balance sheet at March 31, 2003, statements of operations for the three and nine months ended March 31, 2003 and March 31, 2002 and statements of cash flows for the nine month periods ended March 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 2002. The results of operations for the three months and nine months ended March 31, 2003 are not necessarily indicative of operating results for the full year.

     2. The computation of earnings per common share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration, which for the three and nine month periods ended March 31, 2003 were 799,044 and 799,945, respectively and for the three and nine month periods ended March 31, 2002 were 800,892 and 800,925, respectively.

     3. Financial information for the two industry segments, land sales and rental operations, is summarized as follows:

                                                       General
                           Land         Rentals       corporate        Total
                           ----         -------       ---------        -----
Three months ended
March 31, 2003:

Revenues                $2,852,164     $303,280      $      --       $3,155,444
Costs and expenses       1,014,424       83,437          529,884      1,627,745
                        ----------     --------      -----------     ----------
Income from
  operations             1,837,740      219,843         (529,884)     1,527,699

Interest income               --           --             (3,104)        (3,104)
Other income                  --           --                (75)           (75)
Gain on sale of assets        --           --              1,538          1,538
Interest expense             9,134      174,351             --          183,485
                        ----------     --------      -----------     ----------
Earnings
  before income taxes   $1,828,606     $ 45,492      $  (528,243)    $1,345,855
                        ==========     ========      ===========     ==========

Three months ended
March 31, 2002:

Revenues                $1,717,221     $318,123      $      --       $2,035,344
Costs and expenses         783,999       75,330          386,185      1,245,514
                        ----------     --------      -----------     ----------
Income (loss) from
  operations               933,222      242,793         (386,185)       789,830

Interest income               --           --            (52,599)       (52,599)
Other income                  --           --              2,707          2,707
Interest expense            11,825      180,641            2,585        195,051
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $  921,397     $ 62,152      $  (338,878)    $  644,671
                        ==========     ========      ===========     ==========

Nine months ended
March 31, 2003:

Revenues                $9,799,580     $907,440     $     -         $10,707,020
Costs and expenses       2,061,982      248,024       1,810,397       4,120,403
                        ----------     --------     -----------     -----------
Income (loss) from
  operations             7,737,598      659,416      (1,810,397)     6,586,617

Interest income               --           --          (35,581)        (35,581)
Other income                  --           --          (21,123)        (21,123)
Gain on sale of assets        --           --         (378,349)       (378,349)
Interest expense            21,361      527,889           --           549,250
                        ----------     --------    -----------      ----------
Earnings (loss)
  before income taxes   $7,716,237     $131,527    $(1,375,344)     $6,472,420
                        ==========     ========    ===========      ==========

Nine months ended
March 31, 2002:

Revenues                $6,986,645     $917,072      $      --       $7,903,717
Costs and expenses       2,335,601      215,802        1,533,195      4,084,598
                        ----------     --------      -----------     ----------
Income (loss) from
  operations             4,651,044      701,270      (1,533,195)      3,819,119

Interest income               --           --           (90,613)        (90,613)
Other income                  --           --           (16,381)        (16,381)
Interest expense            44,975      546,364           4,636         595,975
                        ----------     --------     -----------      ----------
Earnings (loss)
  before income taxes   $4,606,069     $154,906     $(1,430,837)     $3,330,138
                        ==========     ========     ===========      ==========


     4. In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FASB Interpretation 45, a guarantor is required to measure and recognize the fair value of the guarantee liability at inception. For many guarantees, fair value will likely be determined using the expected present value method described in FASB Concepts Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements. In addition, the FIN 45 provides new disclosure requirements. The disclosure requirements of FIN 45 were effective for the Company in its quarter ended December 31, 2002. The measurement and liability recognition provisions are applied prospectively to guarantees issued or modified after December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. The Interpretation will be effective for the Company in the first quarter of fiscal year 2004. Certain disclosures concerning variable interest entities are required in financial statements initially issued after January 31, 2003. The Company believes it has no interests in variable interest entities.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the nine months ended March 31, 2003, the Company's cash and cash equivalents increased by $3,236,467. During this period, operations provided $4,429,437 and investing activities provided $649,249, Also, the Company borrowed, net, $127,712 and paid dividends of $852,735. Except for short-term borrowing, the Company's primary source of cash is the sale of land. Although rental operations generated approximately $900,000 in the first three quarters, most of those receipts were used to service the mortgage debt for those properties. Other than trade payables and accrued expenses, the other significant debt is $8,569,596 of mortgage notes. The Company also utilizes its lines of credit to fund development projects, which are then repaid from receipts from lot sales. The Company will continue to improve its land projects to create saleable products, and management believes that receipts from those sales will sustain the Company for the balance of the year.

     During the third quarter of the current fiscal year, the Company had revenues of $3,155,444 compared to $2,035,344 during the same period in the prior fiscal year. Land revenues increased significantly primarily due to a single large parcel sale of $868,804 in 2003. Operating expenses during the three months ended March 31, 2003, were $1,627,745 compared to $1,245,514 during the comparable period in 2002. The increase was due principally to higher cost of land revenues by $230,425. As the Company sells the remaining lots in its Tierra Oeste units this year, it continues sales of lots in the Painted Sky divisions, which should continue into the next fiscal year. General and administrative expense increased by approximately $140,000 due to higher consulting and lobbying costs.

     For the year to date, revenues in 2003 were $10,707,020 compared to $7,903,717 in 2002. Operating costs were $4,120,403 compared to $4,084,598 in
2002. The cost of land revenues decreased by $273,619, but general and administrative expenses increased by $277,202 to $1,810,397, primarily from increased personnel costs, while cost of rental revenue remained relatively constant. Most of the increase in revenue and income occurred in the first quarter, due to the sale of land condemned by the City of Albuquerque of
approximately  $5,300,000.   Management  expects  increased  sales  of  land  to
continue.

     For the past ten years, governmental entities have been buying land from Westland pursuant to condemnation. The Company is allowed to defer federal and state income tax on the gain from these sales if it reinvests the proceeds within a specified time. The result has been a deferred tax liability of $7,362,021. Of the approximately $21,899,000 received, the Company has remaining approximately $3,181,000 of replacement lands and property to acquire by June 30, 2004 and $5,279,000 by June 30, 2005. In the event the Company does not replace the property sold pursuant to condemnation, it may need to utilize a substantial portion of its liquid investments for the payment of these taxes.

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


Commitments and Contingencies:
Management continues to be diligent in recognizing possible liabilities as they become known. In June, the Company accrued $346,000 against possible loss due to a claim made by Bernalillo County for costs allegedly incurred in researching creation of a new municipality for Westland's sector development plan. Management believes this is sufficient to liquidate alleged damages, if any. The Company has entered into certain long-term contracts totaling approximately $6.2 million for extending waterlines and facilities into a portion of the Company's land under development. The Company is negotiating with financial institutions to provide lines of credit totaling approximately $3.8 million for this project.

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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: May 12, 2003                 By:   Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer



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



Date: May 12, 2003
                                Barbara Page
                                ----------------------------------
                                Barbara Page,  principal executive
                                and financial officer
                                [Signature]             [Title]

There are no other certifying officers.