Form 10KSB
period 2003-06-30
WESTLAND DEVELOPMENT CO INC
filed 2003-09-26
CIK 106423

Microsoft Word 10.0.2627;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Westland was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Westland's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 13,861,155

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. On September 16, 2003, there were 703,154 No Par Value Common shares and 36,400 Class B shares owned by non-affiliates. The stock was sold on September 16, 2003 for $20 per share. Thus the aggregate market value of the voting stock held by non-affiliates was $14,791,080.

The number of shares outstanding of each of Westland's classes of common stock, as of September 16, 2003, was: No Par Value Common:
712,540 shares;  Class B $1.00 Par Value: 85,100 shares.


DOCUMENTS  INCORPORATED BY REFERENCE:

1) Proxy statement and Proxy for Annual Meeting of Shareholders for the year ended June 30, 2003. 2) Annual Report to shareholders for the year ended June 30, 2003.

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

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

In 1998 the City of Albuquerque and the County of Bernalillo finalized the approval of a 6,400 acre master plan. For Westland to begin developing or selling land within this planned area (Master Plan), the City must make available the required utilities. In November 1998 Westland and the City of Albuquerque executed a Pre-Annexation Agreement. In 2000, the City annexed an initial 1,665 acres per the terms of the Pre-Annexation Agreement. The Pre-Annexation Agreement requires that Westland construct at its own cost sewer and water utilities for the initial 1,665 acres within the Master Plan area. Westland has segregated the lands within the master plan area for development.

Westland has signed a contract for the construction of a pump station, a 4.3 million gallon reservoir and 36-inch transmission line for the water system. Construction commenced in May 2003 and is expected to be completed by April 2004. The total cost of the initial water system infrastructure is estimated to be approximately $7,000,000. When completed, Westland will convey the system to the City of Albuquerque. These costs will be recovered through utility expansion charges charged to each lot when connected to a City water meter and sold.

An additional approximately $30,000,000 to $35,000,000 will also be financed or borne by Westland for additional off site water and sewer distribution and collection lines, drainage facilities, and roads within the Master Plan Area. Westland will be phasing these additional costs, but has a preliminary loan commitment of approximately $9,500,000 to pay a portion of construction cost of the water system and other infrastructure improvements within the Master Plan Area.

At this time Westland is planning the first two subdivisions in the Master Plan Area, named Sundoro North (approximately 58 acres) and Sundoro South (approximately 34 acres) to be available for sale at approximately the time that the water infrastructure is completed.

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

 C. Oil and Gas and Grazing Leases.

Approximately 50, 000 acres are leased to non-affiliated people for cattle grazing. Because of the extreme drought in the area since 1998, Westland has granted rent abatements to the tenants in each of the last four fiscal years. During the year Westland entered into a five-year lease at $.40 per acre per year with the heirs of the prior tenant.

Westland has entered into two oil and gas leases on portions of its properties. Management is not aware of any drilling or other activities having been conducted on any of the leased property during the last two fiscal years.

Westland also owns and leases certain commercial buildings. (See "Revenue Producing Properties".)

D. Other Projects.

1. Volcano Business Park consists of approximately 22 acres zoned for industrial park uses, which were platted and developed into 14 lots. Westland, through a partnership arrangement, owned 50% of a 172-unit self-storage facility on approximately 1.7 acres of this property. During fiscal 2000, the facility was expanded to provide outdoor storage for motor vehicles and boats. During fiscal 2003 the facility was sold.

2. In Phases 1 and 2 of the Painted Sky Subdivision, 105 single-family lots were planned, constructed and completed during fiscal 2001 and fiscal 2002. Construction of Painted Sky Subdivision Units 3 and 4, containing 98 single-family residential lots, was completed during fiscal year 2003. Construction of Units 5 and 6, the remaining two units containing an additional 78 single family residential lots, also commenced during fiscal year 2003 and is currently nearing completion.

3. Westland is also developing three other residential subdivisions in an area west of Unser Blvd. and north of I-40, east of the Master Plan area. These are Tierra Oeste Unit 3, containing 64 lots, was completed during fiscal year 2003. The Crossing Unit 1, containing 72 lots was completed during fiscal year 2003, construction is expected to commence in fiscal year 2004 on The Crossing Unit 2, and initial engineering design of the Crossings Unit 3, is currently under way. Sales of lots in one or more of these newly developing areas are anticipated to continue during the current fiscal year.

4. Construction of the Cielo Oeste Subdivision, consisting of 75 residential lots, began in fiscal 2003 and is currently nearing completion.

5. During fiscal year 2001, Bernalillo County completed construction of the connection of Dennis Chavez (Rio Bravo Blvd.) from Coors S.W. to Paseo del Volcan S.W. During fiscal year 2003 the City approved annexation of approximately 80 acres of residential acreage and 20 acres of commercial acreage owned by Westland, located north of Dennis Chavez and adjoining 118th St. Westland is currently planning a residential subdivision on a portion of the 80 residential acres.

6. Westland previously reported that in 1994 it entered into a lease/option arrangement related to approximately 100 acres located one mile north of I-40 on Paseo del Volcan. Westland took possession and ownership of the facility in 1997 as a result of default in the terms of the lease/option. The Park contains a fully developed recreation and softball complex. Westland has entered into a lease with the City of Albuquerque. The City currently is leasing and using the facility for softball league games.

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

During fiscal year 2002 the City and Westland settled a condemnation action of an approximately 16 acre tract of land located near the 98th St. and I-40 interchange with Westland receiving payment of $500,000, which amount will be reinvested in replacement property during the next three or four years. During fiscal year 2003 the City of Albuquerque, through condemnation, purchased certain properties known as the Atrisco Terrace for approximately $5,300, 000.

The Commercial properties are the following:

a) A commercial building at Coors Boulevard and Sequoia Road in Albuquerque at a cost of $2,630,000, $1,612,067 of which is subject to a Mortgage upon which Westland must pay monthly payments of $17,970. This building has been leased to Walgreen Company for 20 years at a fixed rent of $19,173 per month plus additional rent based upon a formula of gross sales up to a maximum rent of $460,161 in any one year.

b) A commercial building in Albuquerque's Midway Industrial Park at a cost of $1,074,000, $645,361 of which is subject to a Mortgage upon which Westland must make monthly payments of $6,893. This building has been leased to Circuit City Stores for a term of 10 years at an escalating rental beginning at $4.25 per square foot the first year and increasing in stages to $5.55 per square foot in the tenth year. The lessee has also been granted the right to extend the lease for two additional 5-year terms at escalating rental rates during each of the years of any extended term. The current rent is $10,410 per month. Although Circuit City continues to pay rent for the building, it currently is subleasing the building

c) A commercial building located at Coors Boulevard and Central Avenue at a cost of $3,593,000, which is subject to a mortgage of $2,454,089 requiring payments of $24,682 per month. The building has been leased to Walgreen Company on a minimum 20-year lease at a fixed rent of $26,122 per month plus a percentage of gross sales, with the maximum annual rent being capped at $626,922. Walgreen Company may continue the term of the lease for an additional 40 years.

d) A commercial building located at the SE corner of Eubank and Spain, N.E., at a cost of approximately $1,331,000, which is subject to a mortgage of $838,715 requiring payments of $9,079 per month. The building has been leased to Marie Callender Pie Shops, Inc., on a minimum 10-year lease at a fixed rent of $11,000, plus a Percentage Rent in the amount of 6% of Annual Gross Sales in excess of $132,000. The tenant has the right to renew the lease for as many as three 5-year terms. Although Marie Callender Pie Shops, Inc., continues to pay rent for the building, it currently is subleasing the building.


e) A commercial building located in El Paso, Texas at a cost of approximately $3,907,000, which is subject to a mortgage of $2,931,275 requiring payments of $25,403 per month. The building is leased to Walgreen Company on a minimum 20-year lease at a fixed rent of $28,167 per month, plus a percentage of gross sales with a maximum annual rent of $676,000.

Current Real Estate Market Conditions

The market conditions for the development and sale of properties in Albuquerque appear to be stable for the near term. Westland has been able to sell the residential properties it has developed. Demand appears to be continuing for lots in the areas being developed by Westland, and Management is hopeful that sales will increase next year if mortgage interest rates remain at relatively low rates. Certain City Council members have expressed their belief that there should be a moratorium or at least a slow-down on new development within the City, and currently there is a community wide discussion of this concept. Because of Westland's agreement with the City regarding its Master Planned area, Westland does not believe that such a moratorium or slow-down will adversely affect its efforts to finance and develop the initial 1665 acres of the Master Planned area. Therefore, Management believes that for the foreseeable future, residential, commercial and industrial construction will continue at a moderate pace in the Albuquerque real estate market.

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

Employees

As of September 15, 2003, Westland had eight full-time and four part-time employees. Westland's president, who is also a director, is a full time employee. Westland also had contractual relationships with other individuals, including two of Westland's officers and directors, who provided various services to Westland.

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

During fiscal year 2003 the City of Albuquerque adopted a Planned Growth Strategy, which may have a major negative impact on Westland's ability to develop its unannexed lands for the foreseeable future. The existing annexed properties in the Master Plan Area should not be affected by this new legislation.

Although compliance with federal, state, and local provisions relating to the protection of the environment, including laws regulating subdivisions and land-use planning and endangered species, has in recent years had no material effect upon the capital expenditures, earnings and competitive position of Westland, no assurance can be given that this situation will continue. Requests relating to drainage, traffic flow and similar matters from the City of Albuquerque have occasionally delayed the receipt of necessary approvals and required modification of development proposals. The expected opening of the Eclipse plant at Double Eagle II Municipal Airport to the north of Westland's land on Paseo del Volcan may have an impact on the use of and planning for Westland's land in the vicinity of the airport. Management believes the construction of the Eclipse factory at Double Eagle II Airport will favorably impact the value of Westland's lands. However, some City Council members are insisting that the size of the connecting water line be so small as to prohibit tie-ins by other users, including Westland.

In the past at Westland's request, the City of Albuquerque created Special Assessment Districts affecting the Atrisco Urban Center and El Rancho Atrisco areas for the financing of water, sewer, paving and other street improvements, and levied assessment liens on them. This mechanism may provide a way to finance the improvements, and SAD's may be available for future development of Westland's property.

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

Availability of Water and Municipal Services.

The unavailability of sufficient water has often been a major inhibiting factor in the land development business in the Southwest. The extent of Westland's water rights has not been determined, however, Westland has retained the services of two water specialists to investigate the existence of any Westland water rights and to otherwise consult with Westland on matters involving availability of water. As a result of these services, Westland has declared a certain amount of water rights but said declared rights have not been adjudicated to fully determine their validity. However, lack of ownership of water rights by Westland would not be an inhibiting factor to the development of Westland's land if adequate water were to be made available through the City of Albuquerque, Bernalillo County and/or other water sources or by purchase by Westland or by a developer that might purchase and develop land. For example, Tierra West Mobile Home Park was created on land sold by Westland near Nine Mile Hill and the recreation complex leased or purchased water rights and drilled wells to meet their water needs.

Under present annexation policies of the City of Albuquerque, annexation to the City of Albuquerque is a requirement by the City before it will extend water and sewer services within a reasonable period of time after annexation. However, the cost of water distribution and sewer lines must be borne by the developer, or by subsequent purchasers of the annexed portions. The City and Westland have now reached the agreement discussed above relating to provisions for utility services to a portion of the Master Plan lands annexed by the City.

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


ITEM 2:  DESCRIPTION OF PROPERTIES

The major physical assets owned by Westland are its land, which is owned in fee simple. The land is mostly comprised of approximately 57,000 acres of undeveloped land held for long-term investment. Approximately 6,400 acres are located in Westland's Master Plan area, of which 1665 acres have been annexed into the City of Albuquerque and approximately 900 acres called the Atrisco Terrace have been condemned by the City of Albuquerque for open space.

Westland also owns the Atrisco Urban Center office building, comprising approximately 11,097 square feet, 4,166 of which is leased to Bank of America, while the remainder is used by Westland for its executive offices. This building is collateral for a $712,500 bank line of credit obtained in July, 2002. Westland also owns five commercial buildings that are leased to others. (See "Item 1. Business - Reinvestment Properties.")

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

In the opinion of Westland's Management, its developed property is adequately covered by insurance.

ITEM 3:  LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to Westland's business, neither Westland nor any member of management is the subject of any pending or threatened legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference to the item in Westland's Annual Report to Shareholders for the year ended June 30, 2003 entitled "Market Price and Dividends on Westland's Common Equity and Related Stockholder Matters."

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the item in Westland's Annual Report to Shareholders for the fiscal year ended June 30, 2003 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7:  FINANCIAL STATEMENTS

The information required by this item is incorporated by reference to the Financial Statements in Westland's Annual Report to Shareholders for the fiscal year ended June 30, 2003 which is attached as exhibit 13 to this report.

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

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated by reference to the items in Westland's definitive Proxy Statement for the October 31, 2003, Annual Meeting of Shareholders entitled "Election of Directors" and "Directors and Executive Officers". All reports required by Section 16(a) of the Exchange Act to be filed during the fiscal year were filed.

ITEM 10:  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the item in Westland's Definitive Proxy Statement for the October 31, 2003, Annual Meeting of Shareholders entitled "Executive Compensation".

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the item in Westland's Definitive Proxy Statement for the October 31, 2003, Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof".

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the item in Westland's Definitive Proxy Statement for the October 31, 2003, Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof" and "Executive Compensation".

                                     PART IV

ITEM 13:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) Financial statements and exhibits

1. The following financial statements of the Company are filed as part of this report:

Report of Independent Certified Public Accountants Balance Sheet as of June 30, 2003 Statements of Earnings for the years ended June 30, 2003 and 2002 Statement of Stockholders' Equity for the years ended June 30, 2003 and 2002 Statements of Cash Flows for the years ended June 30, 2003 and 2002 Notes to Financial Statements

2. Exhibits:

3(1). Articles of Incorporation and Bylaws:

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

10.10 Lease Agreement dated June 29, 1999, between Marie Callender Restaurant and Pie Shop, a California corporation, as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999, and incorporated herein by reference.

10.11 Lease Agreement dated April 21, 1999 between C.A.P. II, a New Mexico general partnership and Walgreen, Co., an Illinois corporation as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001, and incorporated herein by reference.

13 Westland's 2003 Annual Report to Shareholders.

99 Principal executive and financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Computation of Per Share Earnings:

11. Statement regarding computation of per share earnings is incorporated by reference to Note A(9) to the Financial Statements incorporated herein by reference to Westland's Annual Report to Shareholders for the Fiscal year ended June 30, 2003.

Subsidiaries of Westland:

Westland has the following subsidiaries:

                  Name                              State of Incorporation

     ECS, Inc.                                      New Mexico - non-profit
     Westland Community Services, Inc               New Mexico - non-profit

All other exhibits required by Item 601 of Regulation S-B are inapplicable to this filing.

(b) Reports on Form 8-K: No reports of Form 8-K during the last quarter of the period covered by this Report.


ITEM 14: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and reported to management, including the principal executive and financial officer to allow timely decisions regarding the required disclosure. Within 90 days prior to the filing date of this report, our management, with the participation of its principal executive and financial officer, performed an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. The principal executive and financial officer has concluded that such disclosure controls and procedures are effective at ensuring that required information is disclosed in the Company's reports.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Westland caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WESTLAND DEVELOPMENT CO., INC.


By:       Barbara Page
          -------------------------------------------------
          Barbara Page, President, Chief Executive Officer,
          Chief Financial Officer and Director

Date: September 16, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of Westland and in the capacities and on the dates indicated.


By       David C. Armijo
         --------------------------------------------------------------------
         David C. Armijo, Secretary-Treasurer and Principal Financial Officer

Date: September 16, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of Westland and in capacities and on the dates indicated.


By:      David C. Armijo
         -------------------------
         David C. Armijo, Director

Date: September 16, 2003


By:      Lee Anaya
         -------------------------------------------------------------
         Polecarpio (Lee) Anaya, Executive Vice President and Director

Date: September 16 2003


By:      Sosimo S. Padilla
         -----------------------------------------------------
         Sosimo S. Padilla, Director and Chairman of the Board

Date: September 16, 2003


By:      Josie G. Castillo
         ---------------------------
         Josie G. Castillo, Director

Date: September 16, 2003

By:      Joe S. Chavez
         -----------------------
         Joe S. Chavez, Director

Date: September 16, 2003


By:      Charles V. Pena
         -------------------------
         Charles V. Pena, Director

Date: September 16, 2003


By:      Carlos Saavedra
         -------------------------
         Carlos Saavedra, Director

Date: September 16, 2003


By:      Barbara Page
         ----------------------
         Barbara Page, Director

Date: September 16, 2003

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within this entity, particularly during the period in which this annual report is being prepared:
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 16, 2003

          Barbara Page
          -------------------------------------------------------
          Barbara Page, principal executive and financial officer


There are no other certifying officers.