Form 10QSB
period 2003-09-30
WESTLAND DEVELOPMENT CO INC
filed 2003-11-14
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2003

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
YES [ X ] No [  ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of November 12, 2003:

     No Par Value Common:                    712,540
     Class B $1.00 Par Value Common:          85,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]



                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                               September 30, 2003

    ASSETS
Cash and cash equivalents ........................                  $  5,117,355
Restricted cash ..................................                     2,003,504
Receivables ......................................                       136,833
Land and improvements held for
   future development ............................                    11,078,802
Income producing properties, net .................                    11,181,120
Property and equipment, net of accumulated
   depreciation of $619,159 ......................                       292,482
Other assets......................................                       188,521
                                                                    ------------

                                                                    $ 29,998,617
                                                                    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $    817,765
Deferred income taxes ............................                     7,328,247
Notes and mortgages ..............................                     9,541,605
Income taxes payable .............................                       252,833
                                                                    ------------
                 Total liabilities ...............                    17,940,450

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      712,540 shares .............................          8,500
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      85,100 shares ..............................         85,100
   Additional paid-in capital ....................        550,956
   Retained earnings .............................     11,413,611     12,058,167
                                                     ------------   ------------

                                                                    $ 29,998,617
                                                                    ============



                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     For the three months ended
                                                           September 30,
                                                       2003            2002
                                                    -----------     -----------
Revenues
   Land ......................................      $ 2,513,078     $ 6,106,340
   Rentals ...................................          303,275         303,280
                                                    -----------     -----------
                                                      2,816,353       6,409,620
Costs and expenses
   Cost of land revenues .....................        1,091,621         571,075
   Cost of rentals ...........................           81,111          82,841
   General and administrative ................          723,997         630,961
                                                    -----------     -----------
                                                      1,896,729       1,284,877
                                                    -----------     -----------

      Income from operations .................          919,624       5,124,743

Other (income) expense
   Interest income ...........................          (11,374)         (8,350)
   Gain on sale of assets ....................             (250)           --
   Other .....................................              794         (14,438)
   Interest expense ..........................          159,979         182,356
                                                    -----------     -----------
                                                        149,149         159,568
                                                    -----------     -----------

      Earnings before income taxes ...........          770,475       4,965,175

Income tax expense ...........................          308,000       1,999,000
                                                    -----------     -----------

      NET EARNINGS ...........................      $   462,475     $ 2,966,175
                                                    ===========     ===========
Weighted average common shares
   outstanding ...............................          797,643         805,393
                                                    ===========     ===========
Earnings per common share,
   basic and diluted .........................      $      0.58     $      3.68
                                                    ===========     ===========



                        WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                   For the three months ended
                                                          September 30,
                                                      2003            2002
                                                  ------------    -------------
Cash flows from operating activities
 Cash received from land sales
   and collections on real
   estate contracts receivable .................  $  2,516,586     $  6,103,163
 Development and closing costs paid
   on land sales ...............................    (1,825,208)        (810,188)
 Cash received from rental operations ..........       292,567          303,280
 Cash paid for rental operations ...............          (376)          (9,120)
 Cash paid for property taxes ..................        (8,241)         (56,656)
 Interest received .............................         7,870            8,473
 Interest paid .................................      (154,674)        (167,979)
 Income taxes paid .............................       (91,000)        (106,931)
 General and administrative costs paid .........      (919,794)        (496,034)
 Other .........................................          (794)            --
                                                  ------------     ------------
  Net cash (used in) provided by
   operating activities ........................      (183,064)       4,768,008
                                                  ------------     ------------

Cash flows from investing activities
 Distributions from partnerships
   and joint ventures ..........................          --             15,142
 Capital expenditures ..........................        (2,053)            --
 Proceeds from note receivable-related party ...          --              1,343
 Proceeds from sale of equipment ...............           250             --
                                                  ------------     ------------
  Net cash (used) provided by
   investing activities ........................        (1,803)          16,485
                                                  ------------     ------------
Cash flows from financing activities
 Borrowing on notes and mortgages ..............      1,330,685         763,853
 Repayments of notes and mortgages .............    (1,583,948)        (837,235)
 Payment of dividends ..........................      (799,822)        (602,479)
 Purchase of common stock ......................          (500)            --
                                                  ------------     ------------

  Net cash used in financing activities .......     (1,053,585)        (675,861)
                                                  ------------     ------------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS .........................    (1,238,452)       4,108,632

Cash and cash equivalents at
  beginning of period ..........................     6,355,807        3,236,467
                                                  ------------     ------------
Cash and cash equivalents at
  end of period ................................  $  5,117,355     $  7,345,099
                                                  ============     ============

Reconciliation of net earnings
 to net cash (used in) provided by
 operating activities

Net earnings ...................................  $    462,475     $  2,966,175

Adjustments to reconcile net
 earnings to net cash (used in)
 provided by operating activities
     Depreciation ..............................        85,637           85,420
     Gain on sale of equipment .................          (250)            --
Change in
     Receivables ...............................       (42,068)             197
     Real estate contracts .....................          --             26,553
     Land and improvements held for
       future development and income
       producing properties ....................      (741,833)        (257,352)
     Other assets ..............................        (3,267)         (16,225)
     Accounts payable, accrued expenses
       and other liabilities ...................      (160,758)          71,170
     Income taxes payable ......................       217,000        1,892,070
                                                  ------------     ------------
Net cash (used in) provided by
  operating activities .........................  $   (183,064)    $  4,768,008
                                                  ============     ============

Noncash investing and financing activities:
  Dividends declared but not paid ..............  $       --       $    250,256


                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                               September 30, 2003

     1. The balance sheet at September 30, 2003, statements of cash flows and statements of operations for the three months ended September 30, 2003 and September 30, 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 2003. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of operating results for the full year.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

     2. The computation of earnings per common share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration, which for the three month periods ended September 30, 2003 and September 30, 2002 were 797,643 and 805,393, respectively.


     3. Financial information for the two industry segments, land sales and rental operations, are as follows:

                                                       General
                           Land         Rentals       corporate        Total
                           ----         -------       ---------        -----
Three months ended
September 30, 2003:

Revenues                $2,513,078     $303,275      $      --       $2,816,353
Costs and expenses       1,091,621       81,111          723,997      1,896,729
                        ----------     --------      -----------     ----------
Income from
  operations             1,421,457      222,164         (723,997)       919,624

Interest income               --           --            (11,374)       (11,374)
Other income                  --           --                544            544
Interest expense            15,407      139,384            5,188        159,979
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $1,406,050     $ 82,780      $  (718,355)    $  770,475
                        ==========     ========      ===========     ==========

Three months ended
September 30, 2002:

Revenues                $6,106,340     $303,280      $      --       $6,409,620
Costs and expenses         571,075       82,841          630,961      1,284,877
                        ----------     --------      -----------     ----------
Income (loss) from
  operations             5,535,265      220,439         (630,961)     5,124,743

Interest income               --           --             (8,350)        (8,350)
Other income                  --           --            (14,438)       (14,438)
Interest expense                94      177,563            4,699        182,356
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $5,535,171     $ 42,876      $  (612,872)    $4,965,175
                        ==========     ========      ===========     ==========

     4. In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. FIN 46 is effective immediately for variable interest entities created after January 31, 2003 and to variable interests the Company acquires after that date. Variable interests acquired before February 1, 2003 are subject to FIN 46 at the end of the first interim or annual period ending after December 15, 2003 (for the Company December 31, 2003). The Company does not expect to identify any variable interest entities that must be consolidated and believes the adoption of FIN 46 will not have a material impact on its financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Comapny's financial position or results of operations.

     5. The Company is engaged in various lawsuits either as plaintiff or defendant which have arisen in the conduct of its business which, in the opinion of management, based upon advice of counsel, would not have a material effect on the Company's financial position or operations. The Company also has certain claims asserted by other parties in conjunction with land development agreements totaling approximately $1.3 million with which the Company does not agree. The Company has paid approximately $130,000 and is disputing other charges. The Company accrued approximately $300,000 during the year ended June 30, 2002 for what it believes are the only valid other charges to the Company. The Company has also accrued a liability of approximately $200,000 for one-half of the estimated unpaid costs of development by a buyer of a commercial tract of land for which the Company is responsible. The Company believes the buyer has not complied with the contract terms and the Company will not pay any remaining amounts until a full accounting and settlement is provided by the buyer. However, the ultimate amount paid for these claims, if any, is subject to change and management believes such claims may be settled by the conveyance of land to the claimees.

The Company has entered into employment contracts with eight of its key officers and employees for periods from one to five years which are automatically renewed each year for one additional period. In the event of involuntary employee termination, these employees may receive from one to six times annual compensation. The remaining terms under the agreements range from one to six years and the maximum salaries to be paid under the remaining contract periods are approximately $1,442,000.

The Company has deferred gains for tax reporting for the involuntary conversion of land by governmental authorities resulting in deferred tax liabilities of approximately $7,672,000 at June 30, 2003. The deferral requires that the Company replace the land with the proceeds of conversion within specified time limits. At June 30, 2003, the Company must purchase replacement property of at least $2,181,000 by June 30, 2004, $500,000 by June 30, 2005 and $5,279,000 by
June 30, 2006 in order to comply with the requirements of its election for income tax deferral. If replacement property is not purchased, the Company may be required to pay income taxes on the conversions of approximately $870,000, $200,000 and $2,110,000 for the years ended June 30, 2004, 2005 and 2006, respectively.

In March 2003, the Company signed water infrastructure construction contracts for the development of new residential and commercial properties totaling approximately $6,160,000 to be completed by June 30, 2004. The Company is negotiating for bank credit lines to partially fund the construction project.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This document contains statements that are not historical but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the expectations, beliefs, intentions or strategies for the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: fluctuations in occupancy levels and labor costs; the availability and cost of financing to redeem common shares and to expand the Company's business; and public resistance to privatization. additional risk factors include those discussed in reports filed by the Company from time to time on forms 10-KSB, 10-QSB and 8-K. The Company does not undertake any obligation to update any forward-looking statements.

    Management's Discussion and Analysis should be read in conjunction with our Financial Statements and the notes to our Financial Statements.

Financial condition:

     During the three months ended September 30, 2003, the Company's cash and cash equivalents decreased by $1,238,452. During this period, operations used $183,064 and investing activities used $1,803. Also, the Company repaid debt of $253,263, net and paid dividends of $799,822. Except for short-term borrowing, the Company's primary source of cash is the sale of land. Although rental operations generated $303,275 in the first fiscal quarter, most of those receipts normally are used to service the mortgage debt for those properties. Other than trade payables and mortgages, the other significant debt is $1,144,885 on construction lines of credit. This amount fluctuates, and is paid from receipts from lot sales. The Company will continue to improve its land projects to create saleable product.

Results of operations:

     During the first quarter of the current fiscal year, the Company had revenues of $2,816,353 compared to $6,409,620 during the same period in the prior fiscal year. Land revenues decreased significantly primarily due to the sale of a single large parcel for approximately $5,279,000 in fiscal 2003. Improved lot sales increased by approximately $1,565,800 to $2,376,000.
Operating expenses during the three months ended September 30, 2003, were $1,896,729 compared to $1,284,877 during the comparable period in 2002. The increase was due principally to increases in cost of land revenues by approximately $521,000, due to increased lot sales, and $93,000 in general and administrative expenses. As the Company sells the remaining lots in its Cielo Oeste, Crossings and Painted Sky units this year, management expects to begin sales of lots in its sector develoment plan, now called The Petroglyphs, which should continue into the next few fiscal years.

     For the past ten years, governmental entities have been buying land from Westland pursuant to condemnation. The Company is allowed to defer federal and state income tax on the gain from these sales if it reinvests the proceeds within a specified time. The result has been a deferred tax liability. Of the approximately $21,399,000 received, the Company has remaining approximately $2,181,000 of replacemant lands and property to acquire by June 30, 2004, $500,000 by June 30, 2005 and $5,279,000 by June 30, 2006. In the event the
Company does not replace the property sold pursuant to condemnation, it may need to utilize a substantial portion of its liquid investments for the payment of these taxes.

Critical Accounting Policies:

Income recognition and cost allocation:
In recent years, the Company has had very few installment sales, so income is recognized when a property is sold with financing provided by the buyer. Some of the sales are basically raw land which has little more than its original cost of $2.60 per acre. Other parcels benefit from certain infrastructure improvements such as roads financed by Special Assessment District obligations, which are generally allocated to the subject property based on site location and acreage. Improved lots bear costs such as roads, sewer, sidewalk, etc. as they are incurred by subdivision. "Soft" costs such as engineering fees and improvements which benefit an entire project are generally allocated to units based on number of lots or acreage. This policy has been consistently applied.

Contingencies:
Management continues to be diligent in recognizing possible liabilities as they become known. In fiscal 2002, the Company accrued $346,000 against possible loss due to a claim made by Bernalillo County for costs allegedly incurred in researching creation of a new municipality for Westland's sector development plan. Westland has also accrued $200,000 against possible claim on completion of an earlier project. Management believes these amounts are sufficient to liquidate alleged damages, if any.


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


ITEM 3. CONTROLS AND PROCEDURES

     The Company's principal executive and financial officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date (the "Evaluation Date") of this quarterly report, and has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate, effective and ensure that material information relating to the Company would be made known to her timely by others within the entity.

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

        NONE

ITEM 5. OTHER INFORMATION

        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 31, Certification pursuant to Section 302 of the Sarbanes-Oxley Act

          Exhibit 32, Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached.

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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: November 12, 2003            By:   Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer