Form 10QSB
period 2003-12-31
WESTLAND DEVELOPMENT CO INC
filed 2004-02-17
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      For Quarter Ended December 31, 2003

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
YES [ X ] No [  ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of February 12, 2004:

     No Par Value Common:                    712,537
     Class B $1.00 Par Value Common:          85,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]



                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                                December 31, 2003

    ASSETS
Cash and cash equivalents ........................                  $  6,232,197
Restricted cash ..................................                     2,006,392
Receivables ......................................                       152,983
Land and improvements held for
   future development ............................                    13,624,641
Income producing properties, net .................                    11,107,399
Property and equipment, net of accumulated
   depreciation of $631,425 ......................                       295,276
Other assets......................................                       173,999
                                                                    ------------

                                                                    $ 33,592,887
                                                                    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $    955,337
Deferred income taxes ............................                     7,328,247
Notes and mortgages ..............................                    11,509,834
Income taxes payable .............................                       455,833
                                                                    ------------
                 Total liabilities ...............                    20,249,251

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      712,540 shares .............................          8,500
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      85,100 shares ..............................         85,100
   Additional paid-in capital ....................        550,956
   Retained earnings .............................     12,699,080     13,343,636
                                                     ------------   ------------

                                                                    $ 33,592,887
                                                                    ============

         The accompanying notes are an integral part of this statement.



                         WESTLAND DEVELOPMENT CO., INC.
                             STATEMENTS OF EARNINGS
                                  (unaudited)

                                                     For the three months ended
                                                           December 31,
                                                       2003            2002
                                                    -----------     -----------
Revenues
   Land ......................................      $ 3,516,292     $   841,075
   Rentals ...................................          303,276         300,880
                                                    -----------     -----------
                                                      3,819,568       1,141,955
Costs and expenses
   Cost of land revenues .....................          778,841         476,483
   Cost of rentals ...........................           90,016          81,746
   General and administrative ................          649,069         649,553
                                                    -----------     -----------
                                                      1,517,926       1,207,782
                                                    -----------     -----------

      Operating income (loss) ................        2,301,642         (65,827)

Other (income) expense
   Interest income ...........................          (11,765)        (24,127)
   Gain on sale of assets ....................             --          (379,887)
   Other .....................................             --            (6,610)
   Interest expense ..........................          170,937         183,408
                                                    -----------     -----------
                                                        159,172        (227,216)
                                                    -----------     -----------

      Earnings before income taxes ...........        2,142,470         161,389

Income tax expense ...........................          857,000          51,000
                                                    -----------     -----------

      NET EARNINGS ...........................      $ 1,285,470     $   110,389
                                                    ===========     ===========
Weighted average common shares
   outstanding ...............................          797,640         805,378
                                                    ===========     ===========
Earnings per common share,
   basic and diluted .........................      $      1.61     $       .14
                                                    ===========     ===========

        The accompanying notes are an integral part of these statements.



                         WESTLAND DEVELOPMENT CO., INC.
                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                                     For the six months ended
                                                           December 31,
                                                       2003            2002
                                                    -----------     -----------
Revenues
   Land ......................................      $ 6,029,370     $ 6,947,416
   Rentals ...................................          606,551         604,160
                                                    -----------     -----------
                                                      6,635,921       7,551,576
Costs and expenses
   Cost of land revenues .....................        1,870,463       1,047,558
   Cost of rentals ...........................          171,127         164,587
   General and administrative ................        1,373,065       1,280,514
                                                    -----------     -----------
                                                      3,414,655       2,492,659
                                                    -----------     -----------

      Operating income .......................        3,221,266       5,058,917

Other (income) expense
   Interest income ...........................          (23,139)        (32,477)
   Gain on sale of assets ....................             (250)       (379,887)
   Other .....................................              794         (21,048)
   Interest expense ..........................          330,917         365,765
                                                    -----------     -----------
                                                        308,322         (67,647)
                                                    -----------     -----------

      Earnings before income taxes ...........        2,912,944       5,126,564

Income tax expense ...........................        1,165,000       2,050,000
                                                    -----------     -----------

      NET EARNINGS ...........................      $ 1,747,944     $ 3,076,564
                                                    ===========     ===========
Weighted average common shares
   outstanding ...............................          797,640         805,386
                                                    ===========     ===========
Earnings per common share,
   basic and diluted .........................      $      2.19     $      3.82
                                                    ===========     ===========

        The accompanying notes are an integral part of these statements.



                        WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                    For the six months ended
                                                          December 31,
                                                      2003            2002
                                                  ------------    -------------
Cash flows from operating activities
 Cash received from land sales
   and collections on real
   estate contracts receivable .................  $  6,181,348     $  6,944,530
 Development and closing costs paid ............    (5,149,889)      (1,824,762)
 Cash received from rental operations ..........       606,551          614,570
 Cash paid for rental operations ...............       (17,869)          (3,117)
 Cash paid for property taxes ..................       (48,615)         (57,238)
 Interest received .............................        16,397           32,768
 Interest paid .................................      (322,919)        (356,223)
 Income taxes paid .............................      (745,000)        (446,931)
 General and administrative costs paid .........    (1,540,602)      (1,012,167)
 Other .........................................          (794)          21,048
                                                  ------------     ------------
  Net cash (used in) provided by
   operating activities ........................    (1,021,392)       3,912,478
                                                  ------------     ------------

Cash flows from investing activities
 Distributions from partnerships
   and joint ventures ..........................          --             28,700
 Capital expenditures ..........................       (17,112)         (10,504)
 Proceeds from note receivable-related party ...          --              2,121
 Proceeds from sale of assets ..................           250          628,812
                                                  ------------     ------------
  Net cash (used in) provided by
   investing activities ........................       (16,862)         649,129
                                                  ------------     ------------
Cash flows from financing activities
 Borrowing on notes and mortgages ..............     5,500,323       1,306,080
 Repayments of notes and mortgages .............    (3,785,357)      (1,441,320)
 Payment of dividends ..........................      (799,822)        (852,735)
 Purchase of common stock ......................          (500)            --
                                                  ------------     ------------

  Net cash provided by (used in)
   financing activities .......................        914,644         (987,975)
                                                  ------------     ------------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS .........................      (123,610)       3,573,632

Cash and cash equivalents at
  beginning of period ..........................     6,355,807        3,236,467
                                                  ------------     ------------
Cash and cash equivalents at
  end of period ................................  $  6,232,197     $  6,810,099
                                                  ============     ============

Reconciliation of net earnings
 to net cash (used in) provided by
 operating activities

Net earnings ...................................  $  1,747,944     $  3,076,564

Adjustments to reconcile net
 earnings to net cash (used in)
 provided by operating activities
     Depreciation ..............................       171,624          171,106
     Gain on sale of assets ....................          (250)        (379,887)
Change in
     Receivables ...............................       (54,714)         (30,417)
     Real estate contracts .....................          --             35,424
     Land and improvements held for
       future development and income
       producing properties ....................    (3,287,672)        (780,335)
     Other assets ..............................         4,862           45,158
     Accounts payable, accrued expenses
       and other liabilities ...................       (23,186)         171,796
     Income taxes payable ......................       420,000        1,603,069
                                                  ------------     ------------
Net cash (used in) provided by
  operating activities .........................  $ (1,021,392)    $  3,912,478
                                                  ============     ============

        The accompanying notes are an integral part of these statements.



                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                                December 31, 2003

     1. The balance sheet at December 31, 2003, statements of cash flows for the six month periods ended December 31, 2003 and December 31, 2002 and statements of operations for the three and six month periods ended December 31, 2003 and December 31, 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 2003. The results of operations for the three or six month periods ended December 31, 2003 are not necessarily indicative of operating results for the full year.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

     2. The computation of earnings per common share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration, which for the three month periods ended December 31, 2003 and 2002 were 797,640 and 805,378, respectively and for the six month periods then ended were 797,640 and 805,386.


     3. Financial information for the two industry segments, land sales and rental operations, are as follows:

                                                       General
                           Land         Rentals       corporate        Total
                           ----         -------       ---------        -----
Three months ended
December 31, 2003:

Revenues                $3,516,292     $303,276      $      --       $3,819,568
Costs and expenses         778,841       90,016          649,069      1,517,926
                        ----------     --------      -----------     ----------
Operating income (loss)  2,737,451      213,260         (649,069)     2,301,642

Interest income               --           --            (11,765)       (11,765)
Other income                  --           --               --             --
Interest expense            26,500      117,807           26,630        170,937
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $2,710,951     $ 95,453      $  (663,934)    $2,142,470
                        ==========     ========      ===========     ==========

Three months ended
December 31, 2002:

Revenues                $  841,075     $300,880      $      --       $1,141,955
Costs and expenses         476,483       81,746          649,553      1,207,782
                        ----------     --------      -----------     ----------
Operating income (loss)    364,592      219,134         (649,553)       (65,827)

Interest income               --           --            (24,127)       (24,127)
Other income                  --           --             (6,610)        (6,610)
Gain on sale of assets        --           --           (379,887)      (379,887)
Interest expense              --        175,974            7,434        183,408
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $  364,592     $ 43,160      $  (246,363)    $  161,389
                        ==========     ========      ===========     ==========

Six months ended
December 31, 2003:

Revenues                $6,029,370     $606,551      $      --       $6,635,921
Costs and expenses       1,870,463      171,127        1,373,065      3,414,655
                        ----------     --------      -----------     ----------
Operating income (loss)  4,158,907      435,424       (1,373,065)     3,221,266

Interest income               --           --            (23,139)       (23,139)
Other income                  --           --                794            794
Gain on sale of assets        --           --               (250)          (250)
Interest expense            36,061      263,039           31,817        330,917
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $4,122,846     $172,385      $(1,382,287)    $2,912,944
                        ==========     ========      ===========     ==========

Six months ended
December 31, 2002:

Revenues                $6,947,416     $604,160      $      --       $7,551,576
Costs and expenses       1,047,558      164,587        1,280,514      2,492,659
                        ----------     --------      -----------     ----------
Operating income (loss)  5,899,858      439,573       (1,280,514)     5,058,917

Interest income               --           --            (32,477)       (32,477)
Other income                  --           --            (21,048)       (21,048)
Gain on sale of assets        --           --           (379,887)      (379,887)
Interest expense              --        353,537           12,228        365,765
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $5,899,858     $ 86,036      $  (859,330)    $5,126,564
                        ==========     ========      ===========     ==========


     4. The Company is engaged in various lawsuits either as plaintiff or defendant which have arisen in the conduct of its business which, in the opinion of management, based upon advice of counsel, would not have a material effect on the Company's financial position or operations. The Company also has certain claims asserted by other parties in conjunction with land development agreements totaling approximately $1.3 million with which the Company does not agree. The Company has paid approximately $130,000 and is disputing other charges. The Company accrued approximately $300,000 during the year ended June 30, 2002 for what it believes are the only valid other charges to the Company. The Company has also accrued a liability of approximately $200,000 for one-half of the estimated unpaid costs of development by a buyer of a commercial tract of land for which the Company is responsible. The Company believes the buyer has not complied with the contract terms and the Company will not pay any remaining amounts until a full accounting and settlement is provided by the buyer. However, the ultimate amount paid for these claims, if any, is subject to change and management believes such claims may be settled by the conveyance of land to the claimees.

The Company has entered into employment contracts with eight of its key officers and employees for periods from one to five years which are automatically renewed each year for one additional period. In the event of involuntary employee termination, these employees may receive from one to six times annual compensation. The remaining terms under the agreements range from one to six years and the maximum salaries to be paid under the remaining contract periods are approximately $1,502,000.

The Company has deferred gains for tax reporting for the involuntary conversion of land by governmental authorities resulting in deferred tax liabilities of approximately $7,672,000 at December 31, 2003. The deferral requires that the Company replace the land with the proceeds of conversion within specified time limits. The Company must purchase replacement property of at least $2,181,000 by June 30, 2004, $500,000 by June 30, 2005 and $5,279,000 by June 30, 2006 in
order to comply with the requirements of its election for income tax deferral. If replacement property is not purchased, the Company may be required to pay income taxes on the conversions of approximately $870,000, $200,000 and $2,110,000 for the years ended June 30, 2004, 2005 and 2006, respectively.

In March 2003, the Company signed water infrastructure construction contracts for the development of new residential and commercial properties totaling approximately $6,160,000 to be completed by June 30, 2004. The Company has negotiated bank credit lines to partially fund the construction project. At December 31, 2003, $2,496,064 had been advanced on these lines.


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

Financial condition:

     During the six months ended December 31, 2003, the Company's cash and cash equivalents decreased by $123,610. During this period, operations used $1,021,392 and investing activities used $16,862. Also, the Company borrowed $1,714,966, net and paid dividends of $799,822. Except for short-term borrowing, the Company's primary source of cash is the sale of land. Although rental operations generated $606,551 through the second fiscal quarter, most of those receipts normally are used to service the mortgage debt for those properties. Other than trade payables and mortgages, the other significant debt is $3,208,264 on construction lines of credit. This amount fluctuates, and is paid from receipts from lot sales. The Company will continue to improve its land projects to create saleable product.

Results of operations:

     During the second quarter of the current fiscal year, the Company had revenues of $3,819,568 compared to $1,141,955 during the same period in the prior fiscal year. Land revenues increased significantly primarily due to the sale of a single large parcel for approximately $2,002,000 in fiscal 2004. Improved lot sales increased by approximately $1,426,000 to $3,802,000. Costs and expenses during the three months ended December 31, 2003, were $1,517,926 compared to $1,207,782 during the comparable period in 2002. The increase was due principally to increases in cost of land revenues by approximately $302,000, due to increased lot sales.

     For the year to date, revenues decreased by $916,000 to $6,636,000 because large parcel sales decreased by $3,186,000 although improved lot sales increased by $2,196,000. Costs and expenses were $3,415,000 compared to $2,493,000 as cost of land sold increased by $823,000. This was due to the higher cost per parcel for improved lots. As the Company sells the remaining lots in its Cielo Oeste, Crossings and Painted Sky units this year, management expects to begin sales of lots in its sector development plan, now called The Petroglyphs, which should continue into the next few fiscal years.

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

                                                  WESTLAND DEVELOPMENT CO., INC.


DATE: February 12, 2004            By:   Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer