Form 10QSB
period 2004-03-31
WESTLAND DEVELOPMENT CO INC
filed 2004-05-17
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      For Quarter Ended March 31, 2004

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

YES [ X ] No [  ]


     State the number of shares outstanding of each of the issuer's classes of common equity as of May 14, 2004:

     No Par Value Common:                    709,846
     Class B $1.00 Par Value Common:          85,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]





                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                                March 31, 2004

    ASSETS
Cash and cash equivalents ........................                  $  7,876,475
Restricted cash ..................................                     1,555,456
Receivables ......................................                        78,463
Land and improvements held for
   future development ............................                    14,606,265
Income producing properties, net .................                    11,033,678
Property and equipment, net of accumulated
   depreciation of $631,425 ......................                       283,166
Other assets......................................                       273,678
                                                                    ------------

                                                                    $ 35,707,181
                                                                    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $  1,115,526
Deferred income taxes ............................                     7,328,247
Notes and mortgages ..............................                    13,006,840
Income taxes payable .............................                       643,589
                                                                    ------------
                 Total liabilities ...............                    22,094,202

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      709,855 shares .............................          8,500
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      85,100 shares ..............................         85,100
   Additional paid-in capital ....................        491,361
   Retained earnings .............................     13,028,018     13,612,979
                                                     ------------   ------------

                                                                    $ 35,707,181
                                                                    ============

         The accompanying notes are an integral part of this statement.





                         WESTLAND DEVELOPMENT CO., INC.
                             STATEMENTS OF EARNINGS
                                  (unaudited)

                                                     For the three months ended
                                                           March 31,
                                                       2004            2003
                                                    -----------     -----------
Revenues
   Land ......................................      $ 1,965,419     $ 2,852,164
   Rentals ...................................          303,205         303,280
                                                    -----------     -----------
                                                      2,268,624       3,155,444
Costs and expenses
   Cost of land revenues .....................          927,863       1,014,424
   Cost of rentals ...........................           86,579          83,437
   General and administrative ................          576,024         529,884
                                                    -----------     -----------
                                                      1,590,466       1,627,745
                                                    -----------     -----------

      Operating income .......................          678,158       1,527,699

Other (income) expense
   Interest income ...........................          (13,527)         (3,104)
   Gain on sale of assets ....................             --             1,538
   Other .....................................             --               (75)
   Interest expense ..........................          127,748         183,485
                                                    -----------     -----------
                                                        114,221         181,844
                                                    -----------     -----------

      Earnings before income taxes ...........          563,937       1,345,855

Income tax expense ...........................          235,000         540,000
                                                    -----------     -----------

      NET EARNINGS ...........................      $   328,937     $   805,855
                                                    ===========     ===========
Weighted average common shares
   outstanding ...............................          797,283         799,044
                                                    ===========     ===========
Earnings per common share,
   basic and diluted .........................      $      .41     $       1.01
                                                    ===========     ===========

        The accompanying notes are an integral part of these statements.





                         WESTLAND DEVELOPMENT CO., INC.
                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                                     For the nine months ended
                                                           March 31,
                                                       2004            2003
                                                    -----------     -----------
Revenues
   Land ......................................      $ 7,994,788     $ 9,799,580
   Rentals ...................................          909,756         907,440
                                                    -----------     -----------
                                                      8,904,544      10,707,020
Costs and expenses
   Cost of land revenues .....................        2,798,326       2,061,982
   Cost of rentals ...........................          257,706         248,024
   General and administrative ................        1,949,089       1,810,397
                                                    -----------     -----------
                                                      5,005,121       4,120,403
                                                    -----------     -----------

      Operating income .......................        3,899,423       6,586,617

Other (income) expense
   Interest income ...........................          (36,666)        (35,581)
   Gain on sale of assets ....................             (250)       (378,349)
   Other .....................................              794         (21,123)
   Interest expense ..........................          458,664         549,250
                                                    -----------     -----------
                                                        422,542         114,197
                                                    -----------     -----------

      Earnings before income taxes ...........        3,476,881       6,472,420

Income tax expense ...........................        1,400,000       2,590,000
                                                    -----------     -----------

      NET EARNINGS ...........................      $ 2,076,881     $ 3,882,420
                                                    ===========     ===========
Weighted average common shares
   outstanding ...............................          797,523         799,945
                                                    ===========     ===========
Earnings per common share,
   basic and diluted .........................      $      2.60     $      4.85
                                                    ===========     ===========

        The accompanying notes are an integral part of these statements.





                        WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                    For the nine months ended
                                                            March 31,
                                                      2004            2003
                                                  ------------    -------------
Cash flows from operating activities
 Cash received from land sales
   and collections on real
   estate contracts receivable .................  $  8,251,666     $  9,625,415
 Development and closing costs paid ............    (6,606,937)      (3,400,027)
 Cash received from rental operations ..........       909,756          907,440
 Cash paid for rental operations ...............       (30,726)         (14,029)
 Cash paid for property taxes ..................       (16,730)         (25,024)
 Interest received .............................        28,771           35,872
 Interest paid .................................      (437,855)        (533,366)
 Income taxes paid .............................      (792,244)        (582,552)
 General and administrative costs paid .........    (2,119,432)      (1,605,415)
 Other .........................................          (794)          21,123
                                                  ------------     ------------
  Net cash (used in) provided by
   operating activities ........................      (814,525)       4,429,437
                                                  ------------     ------------

Cash flows from investing activities
 Distributions from partnerships
   and joint ventures ..........................          --             25,450
 Capital expenditures ..........................       (17,112)         (10,039)
 Proceeds from note receivable-related party ...          --             95,590
 Proceeds from sale of assets ..................           250          538,248
                                                  ------------     ------------
  Net cash (used in) provided by
   investing activities ........................       (16,862)         649,249
                                                  ------------     ------------

Cash flows from financing activities
 Borrowing on notes and mortgages ..............     7,889,487        2,767,843
 Repayments of notes and mortgages .............    (4,677,515)      (2,640,131)
 Payment of dividends ..........................      (799,822)        (852,735)
 Purchase of common stock ......................       (60,095)         (39,855)
                                                  ------------     ------------

  Net cash provided by (used in)
   financing activities .......................      2,352,055         (764,878)
                                                  ------------     ------------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS .........................     1,520,668        4,313,808

Cash and cash equivalents at
  beginning of period ..........................     6,355,807        3,236,467
                                                  ------------     ------------
Cash and cash equivalents at
  end of period ................................  $  7,876,475     $  7,550,275
                                                  ============     ============



Reconciliation of net earnings
 to net cash (used in) provided by
 operating activities

Net earnings ...................................  $  2,076,881     $  3,882,420

Adjustments to reconcile net
 earnings to net cash (used in)
 provided by operating activities
     Depreciation ..............................       257,456          257,392
     Gain on sale of assets ....................          (250)        (378,349)
Change in
     Receivables ...............................        19,806         (163,507)
     Real estate contracts .....................          --             35,424
     Land and improvements held for
       future development and income
       producing properties ....................    (3,824,752)      (1,341,176)
     Other assets ..............................       (88,425)           52,073
     Accounts payable, accrued expenses
       and other liabilities ...................       137,003           77,712
     Income taxes payable ......................       607,756        2,007,448
                                                  ------------     ------------
Net cash (used in) provided by
  operating activities .........................  $   (814,525)    $  4,429,437
                                                  ============     ============

        The accompanying notes are an integral part of these statements.



                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                                March 31, 2004

     1. The balance sheet at March 31, 2004, statements of cash flows for the nine month periods ended March 31, 2004 and March 31, 2003 and statements of earnings for the three and nine month periods ended March 31, 2004 and March 31, 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 2003. The results of operations for the three or nine month periods ended March 31, 2004 are not necessarily indicative of operating results for the full year.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

     2. The computation of earnings per common share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration, which for the three month periods ended March 31, 2004 and 2003 were 797,283 and 799,044, respectively and for the nine month periods then ended were 797,423 and 799,945.



     3. Financial information for the two industry segments, land sales and rental operations, are as follows:


                                                       General
                           Land         Rentals       corporate        Total
                           ----         -------       ---------        -----
Three months ended
March 31, 2004:

Revenues                $1,965,419     $303,205      $      --       $2,268,624
Costs and expenses         927,863       86,579          576,024      1,590,466
                        ----------     --------      -----------     ----------
Operating income (loss)  1,037,556      216,626         (576,024)       678,158

Interest income               --           --            (13,527)       (13,527)
Other income                  --           --               --             --
Interest expense             7,556      118,420            1,772        127,748
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $1,030,000     $ 98,206      $  (564,269)    $  563,937
                        ==========     ========      ===========     ==========



Three months ended
March 31, 2003:

Revenues                $2,852,164     $303,280      $      --       $3,155,444
Costs and expenses       1,014,424       83,437          529,884      1,627,745
                        ----------     --------      -----------     ----------
Income from
  operations             1,837,740      219,843         (529,884)     1,527,699

Interest income               --           --             (3,104)        (3,104)
Gain on sale of assets        --           --                (75)           (75)
Other Income                  --           --              1,538          1,538
Interest expense             9,134      174,351             --          183,485
                        ----------     --------      -----------     ----------
Earnings
  before income taxes   $1,828,606     $ 45,492      $  (528,243)    $1,345,855
                        ==========     ========      ===========     ==========

Nine months ended
March 31, 2004:

Revenues                $7,994,788     $909,756      $      --       $8,904,544
Costs and expenses       2,798,326      257,706        1,949,089      5,005,121
                        ----------     --------      -----------     ----------
Operating income (loss)  5,196,462      652,050       (1,949,089)     3,899,423

Interest income               --           --            (36,666)       (36,666)
Other income                  --           --                794            794
Gain on sale of assets        --           --               (250)          (250)
Interest expense            43,617      381,457           33,590        458,664
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $5,152,845     $270,593      $(1,946,557)    $3,476,881
                        ==========     ========      ===========     ==========

                                                       General
                           Land         Rentals       corporate        Total
                           ----         -------       ---------        -----

Nine months ended
March 31, 2003:

Revenues                $9,799,580     $907,440     $     -         $10,707,020
Costs and expenses       2,061,982      248,024       1,810,397       4,120,403
                        ----------     --------     -----------     -----------
Income (loss) from
  operations             7,737,598      659,416      (1,810,397)     6,586,617

Interest income               --           --          (35,581)        (35,581)
Other income                  --           --          (21,123)        (21,123)
Gain on sale of assets        --           --         (378,349)       (378,349)
Interest expense            21,361      527,889           --           549,250
                        ----------     --------    -----------      -----------
Earnings (loss)
  before income taxes   $7,716,237     $131,527    $(1,375,344)     $6,472,420
                        ==========     ========    ===========      ==========

     4. The Company is engaged in various lawsuits either as plaintiff or defendant which have arisen in the conduct of its business which, in the opinion of management, based upon advice of counsel, would not have a material effect on the Company's financial position or operations. The Company also has certain claims asserted by other parties in conjunction with land development agreements totaling approximately $1.3 million with which the Company does not agree. The Company has paid approximately $130,000 and is disputing other charges. The Company accrued approximately $346,000 during the year ended June 30, 2002 for what it believes are the only valid other charges to the Company. The Company has also accrued a liability of approximately $200,000 for one-half of the estimated unpaid costs of development by a buyer of a commercial tract of land for which the Company is responsible. The Company believes the buyer has not complied with the contract terms and the Company will not pay any remaining amounts until a full accounting and settlement is provided by the buyer. However, the ultimate amount paid for these claims, if any, is subject to change and management believes such claims may be settled by the conveyance of land to the claimants.

The Company has entered into employment contracts with five of its key officers and employees for periods from one to six years which are automatically renewed upon expiration for one to six additional years. In the event of involuntary employee termination, these employees may receive from one to six times annual compensation. The remaining terms under the agreements range from one to twelve years and the maximum salaries to be paid under the remaining contract periods are approximately $1,612,296.

The Company has deferred gains for tax reporting for the involuntary conversion of land by governmental authorities resulting in deferred tax liabilities of approximately $7,672,000 at March 31, 2004. The deferral requires that the Company replace the land with the proceeds of conversion within specified time limits. The Company must purchase replacement property of at least $2,181,000 by June 30, 2004, $500,000 by June 30, 2005 and $5,279,000 by June 30, 2006 in
order to comply with the requirements of its election for income tax deferral. If replacement property is not purchased, the Company may be required to pay income taxes on the conversions of approximately $870,000, $200,000 and $2,110,000 for the years ended June 30, 2004, 2005 and 2006, respectively.

In March 2003, the Company signed water infra structure construction contracts for the development of new residential and commercial properties totaling approximately $6,160,000 to be completed by June 30, 2004. The Company has negotiated bank credit lines to partially fund the construction project. At March 31, 2004, $3,164,767 had been advanced on these lines.

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

Financial condition:

     During the nine months ended March 31, 2004, the Company's cash and cash equivalents increased by $1,520,668. During this period, operations used $814,525 and investing activities used $16,862. Also, the Company borrowed $3,211,972 net, paid dividends of $799,822, and repurchased stock for $60,095. Except for short-term borrowing, the Company's primary source of cash is the sale of land. Although rental operations generated $909,756 through the third fiscal quarter, most of those receipts normally are used to service the mortgage debt for those properties. Other than trade payables and mortgages, the other significant debt is $4,783,929 on construction lines of credit. This amount fluctuates, and is paid from receipts from lot sales. The Company will continue to improve its land projects to create saleable product.

Results of operations:

     During the third quarter of the current fiscal year, the Company had revenues of $1,965,419 compared to $2,852,164 during the same period in the prior fiscal year. Land revenues were higher in 2003 as a result of a sale of a single large parcel for approximately $869,000 in February, 2003.
Costs and expenses during the three months ended March 31, 2004, were $1,590,466 compared to $1,627,745 during the comparable period in 2003. The decrease was attributable principally to decreases in cost of land revenues by approximately $87,000, due to decreased lot sales.

     For the year to date revenues decreased by $1,805,000 to $7,995,000 because large parcel sales decreased by $4,054,000 although improved lot sales increased by $2,295,000. Costs and expenses were $5,005,000 compared to $4,120,000 as cost of land sold increased by $736,000. This was due to the higher cost per parcel for improved lots. As the Company sells the remaining lots in its Cielo Oeste, Crossings and Painted Sky units this year, management expects to begin sales of lots in its sector development plan, now called The Petroglyphs, which should continue into the next few fiscal years.

     For the past ten years, governmental entities have been buying land from Westland pursuant to condemnation. The Company is allowed to defer federal and state income tax on the gain from these sales if it reinvests the proceeds within a specified time. The result has been a deferred tax liability. Of the approximately $21,399,000 received, the Company has remaining approximately $2,181,000 of replacement lands and property to acquire by June 30, 2004, $500,000 by June 30, 2005 and $5,279,000 by June 30, 2006. In the event the
Company does not replace the property sold pursuant to condemnation, it may need to utilize a substantial portion of its liquid investments for the payment of these taxes.


Critical Accounting Policies:

Income recognition and cost allocation:

In recent years, the Company has had very few installment sales, so income is recognized when a property is sold with financing provided by the buyer. Some of the sales are basically raw land which has little more than its original cost of $2.60 per acre. Other parcels benefit from certain infra structure improvements such as roads financed by Special Assessment District obligations, which are generally allocated to the subject property based on site location and acreage. Improved lots bear costs such as roads, sewer, sidewalk, etc. as they are incurred by subdivision. "Soft" costs such as engineering fees and improvements which benefit an entire project are generally allocated to units based on number of lots or acreage. This policy has been consistently applied.

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


ITEM 3. CONTROLS AND PROCEDURES

     The Company's principal executive and financial officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), and has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Company would be made known to them.

     There were no significant changes in the Company's internal controls over Financial reporting during the fiscal quarter to which this report relates that have material affect, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

                                         WESTLAND DEVELOPMENT CO., INC.


DATE: May 14, 2004            By:
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer