Form 10KSB
period 2004-06-30
WESTLAND DEVELOPMENT CO INC
filed 2004-09-28
CIK 106423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-7775

                         WESTLAND DEVELOPMENT CO., INC.
              (Exact name of Westland as specified in its charter)

New Mexico                                                       85-0165021
(State or other jurisdiction of                                I.R.S. Employer
incorporation or other organization)                         Identification No.)

401 Coors Boulevard, N.W., Albuquerque, New Mexico,                      87121
(Address of principal executive offices)                             (Zip Code)

Westland's telephone number, including area code: 505-831-9600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Westland was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Westland's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $14,019,994

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. On September 30, 2004, there were 701,830 No Par Value Common shares and 32,217 Class B shares owned by non-affiliates. The last sale of the Company's stock prior to September 30, 2004 was at a price of $20 per share. Thus the aggregate market value of the voting stock held by non-affiliates was $14,680,940.

The number of shares outstanding of each of Westland's classes of common stock, as of September 30, 2004, was: No Par Value Common: 709,830 shares; Class B $1.00 Par Value: 85,100 shares.

                                             INCOPORATION BY REFERENCE

The following documents are incorporated by reference into this Form 10-KSB.

1. Proxy statement and Proxy for Annual Meeting of Shareholders for the year ended June 30, 2004

2.   Annual Report to shareholders for the year ended June 30, 2004.

Westland Development Co., Inc. is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549 and copies of such materials can be obtained from the Public Reference Section of the SEC at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov.

Westland will furnish its shareholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

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

In 1998 the City of Albuquerque and the County of Bernalillo finalized the approval of a 6,400 acre master plan. For Westland to begin developing or selling land within this planned area (Master Plan), the City must make available the required utilities. In November 1998 Westland and the City of Albuquerque executed a Pre-Annexation Agreement. In 2000, the City annexed an initial 1,665 acres per the terms of the Pre-Annexation Agreement. The Pre-Annexation Agreement requires that Westland construct at its own cost sewer and water utilities for the initial 1,665 acres within the Master Plan area. Westland will recover these construction expenditures through Utility Expansion Charges (UEC's) as lots are built out. Westland has segregated the lands within the master plan area for development.

Westland signed a contract for the construction of a pump station, a 4.3 million gallon reservoir and 36-inch transmission line for the water system. Construction commenced in May 2003 and was completed in early July of 2004 at a cost of approximately $7,000,000. Westland is in the process of conveying the system to the City of Albuquerque. These construction costs incurred by the Company will be recovered through utility expansion charges charged to each lot when connected to a City water meter.

An estimated $30,000,000 to $35,000,000 will also be financed or borne by Westland for additional off-site and on-site water and sewer distribution and collection lines, drainage facilities, and roads within the Master Plan Area. These additional costs will occur in phases spread over a number of years as subdivisions are planned and constructed. The Company has secured a construction credit arrangement of approximately $9,350,000 designated to pay a portion of construction cost of the water system and the initial infrastructure improvements within the Master Plan Area. Remaining funding will occur predominantly through the sale of the lots as the subdivisions are developed.

At this time Westland has started construction on the first two subdivisions in the Master Plan Area, named Sundoro (approximately 58 acres) and Sundoro South (approximately 34 acres) to be available for sale at approximately the time that the water infrastructure is brought online which is expected to occur during second quarter of fiscal 2005. The Company is currently in the planning, approval and design phase of a third subdivision in the Master Plan area which will be know as The Watershed. It will contain 139 upper end single family residential lots.

Additional costs of development of the properties for sale, to the extent that Westland develops the properties, will be borne by Westland for on site water and sewer distribution and collection lines, drainage facilities, and roads within the annexed area with no reimbursement for the development of lots. Depending upon the growth of development in this area, it may take 10 to 15 years for Westland to build out the annexed area.

Albuquerque is considering adoption of impact fees for payment of certain other costs associated with development of the area that may, if adopted, increase the cost of developing land on Albuquerque's West Side, which includes Westland's lands.

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

 C. Grazing and Oil and Gas Leases.

Approximately 50,000 acres are leased to non-affiliated people for cattle grazing. Because of the extreme drought in the area since 1998, Westland has granted rent abatements to the tenants in each of the last three fiscal years. In 2003 Westland entered into a five-year lease at $.40 per acre per year with the heirs of the prior tenant.

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

2. In Phases 1 and 2 of the Painted Sky Subdivision, 105 single-family lots were planned, constructed and completed during fiscal 2001 and fiscal 2002. Construction of Painted Sky Subdivision Units 3 and 4, containing 98 single-family residential lots, was completed during fiscal year 2003. Construction of Units 5 and 6, the remaining two units containing an additional 78 single family residential lots, also commenced during fiscal year 2003 and was completed and sold during the 2004 fiscal year.

3. Westland is also developing three other residential subdivisions in an area west of Unser Blvd. and north of I-40, east of the Master Plan area. Tierra Oeste Unit 3, containing 64 lots, was completed during fiscal year 2003. The Crossing Unit 1, containing 72 lots, was completed during fiscal year 2003. Construction of Unit 2 was completed during the fiscal year 2004. The Crossing Unit 3 is nearing completion. Sales of unsold lots will continue during fiscal year 2005.

4. Construction of the Cielo Oeste Subdivision, consisting of 75 residential lots, was completed during the fiscal year 2004. Sales of unsold lots will continue during the fiscal year 2005.

5. During fiscal year 2001, Bernalillo County completed construction of the connection of Dennis Chavez (Rio Bravo Blvd.) from Coors S.W. to Paseo del Volcan S.W. During fiscal year 2003 the City approved annexation of approximately 68 acres of residential acreage and 20 acres of commercial acreage owned by Westland, located north of Dennis Chavez and adjoining 118th St. The 68 residential acres were sold during fiscal year 2004.

6. Westland previously reported that in 1994 it entered into a lease/option arrangement related to approximately 100 acres located one mile north of I-40 on Paseo del Volcan (Campos De Suenos Park). Westland took possession and ownership of the facility in 1997 as a result of default in the terms of the lease/option. The Park contains a fully developed recreation and softball complex. Westland has entered into a one year renewable lease with an unrelated third party for an annual rental of $25,000.

7. During fiscal year 2004 Westland entered into an option agreement with the Albuquerque Public Schools for the sale of 75 acres of land located on Paseo del Volcan north of I-40 for a possible future high school site.

8. During fiscal year 2004 Westland also entered into a purchase agreement with the Albuquerque Public Schools for the sale of 52 acres of land located on Dennis Chavez west of Coors Blvd. for a future high school site.

9. During fiscal year 2004, Westland agreed to contribute land to Westside Economic Development, LLC, a New Mexico Limited Liability Company engaged in developing an industrial park west of Paseo del Volcan and north of I-40. The first project to be built in the industrial park will be a Tempur Production USA, Inc. bedding and related items manufacturing plant.

     To facilitate the location of Tempur Production USA, Inc. to Albuquerque, New Mexico and to the industrial park, Westland agreed to donate ten acres of land, a water well, Westland's interest in a sewer line, twenty acre feet of water and certain easements to the County of Bernalillo and the City of Albuquerque. Another owner donated approximately 40 acres, and the 50 acre parcel is being developed to meet the manufacturer's needs. It is expected that the County and the City will provide and subsequently maintain water, sewer and roadways for the Tempur plant and the industrial park by the summer of 2005.

10. The expected opening of the Eclipse plant at Double Eagle II Municipal Airport to the north of Westland's land on Paseo del Volcan may have an impact on the use of and planning for Westland's land in the vicinity of the airport. Management believes the construction of the Eclipse factory at Double Eagle II Airport and the construction of the proposed new manufacturing plant in the same area, will favorably impact the value of Westland's lands. However, some City Council members are insisting that the size of the connecting water line be so small as to prohibit tie-ins by other users, including Westland.

11. Westland has a continuing corporate program of donating land or otherwise assisting in projects that Management believes have a long term beneficial effect to the development and furtherance of the educational and health of the community and citizens. In the past it has donated lands for various purposes and continues to receive requests, which it has evaluated. During the past year, it donated 10 acres to a manufacturing company to assist it in locating its business to Albuquerque (#9 above). Also, during fiscal year 2004 Westland agreed to donate 10 acres to the Albuquerque Public Schools located on Dennis Chavez west of Coors for a future elementary school site.

E. Reinvestment Properties

As part of Westland's plans to defer the tax burden arising from the sale of its lands to the National Park Service under threat of condemnation for inclusion in the Petroglyph National Monument, it reinvested the sale proceeds in the properties discussed below and two vacant land parcels. As a result of these purchases, Westland has deferred payment of taxes on the sales of land to the National Park Service. Westland will continue to reinvestment monies received as the result of governmental condemnations so long as tax deferment provisions exist within the tax code.

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

f) An office building located in Albuquerque, New Mexico at a cost of approximately $1,662,000 was acquired in June 2004. The purchase price was paid in cash from Westland's cash reserves. The property was subsequently mortgaged to a conventional lender in September 2003, thereby recovering Westland's cash outlay. The property is subject to a mortgage of $1,250,000 requiring payments of $5,243 per month.

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

The implementation of certain mandated impact fees being proposed by the City of Albuquerque may have an adverse effect on Westland's ability to sell property in competition with developers of land located in neighboring counties and other parts of Albuquerque, New Mexico where such impact fees are not assessed. (See "Governmental Regulations".)

Employees

As of September 30, 2004, Westland had eight full-time and four part-time employees. Westland's president, who is also a director, is a full time employee. Georgia Baca, who is a part-time employee is also a director. Westland also has contractual relationships with a person who is an officer and a director, who provides various services to Westland outside his duties as a director or officer. Westland had a similar contract with another officer and director who resigned at the end of December 2003.

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

During fiscal year 2003 the City of Albuquerque adopted a Planned Growth Strategy, which may have a major negative impact on Westland's ability to develop its annexed lands within the City of Albuquerque for the foreseeable future.

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

In the past at Westland's request, the City of Albuquerque created Special Assessment Districts affecting the Atrisco Urban Center and El Rancho Atrisco areas for the financing of water, sewer, paving and other street improvements, and levied assessment liens on them. This mechanism may provide a way to finance the improvements, and SAD's may be available for future development of Westland's property. Recently enacted legislation now permits the use of Public Improvement District bonds (PID's) for this purpose and this form of tax assessment financing may be available to Westland. Management is researching this issue and no decision has been made at the time of this report.

A mandate by the State Legislature for implementation of Impact Fees may result in Westland's lands being disadvantaged because the fees that surrounding counties charge may be less than those that will be charged by Albuquerque and Bernalillo County. Bernalillo County began the assessment of such fees on January 1, 1996. If Albuquerque establishes substantial fees as currently proposed by the City Council they could have a negative effect on the sales of annexed lands.

Availability of Water and Municipal Services

The unavailability of sufficient water has often been a major inhibiting factor in the land development business in the Southwest. The extent of Westland's water rights has not been determined, however, Westland retained the services of two water specialists to investigate the existence of any Westland water rights and to otherwise consult with Westland on matters involving availability of water. As a result of these services, Westland has declared its ownership of a certain amount of water rights but the claimed rights have not been adjudicated to fully determine their validity. However, lack of ownership of water rights by Westland would not be an inhibiting factor to the development of Westland's land if adequate water were to be made available through the newly created City-County Water Utility Authority and/or other water sources or by purchase by Westland or by a developer that might purchase and develop land. For example, Tierra West Mobile Home Park was created on land sold by Westland near Nine Mile Hill and the recreation complex leased or purchased water rights and drilled wells to meet their water needs.

Past annexation policies of the City of Albuquerque, required annexation to the City before it would extend water and sewer services. The City and Westland reached the agreement discussed above relating to provisions for utility services to a portion of the Master Plan lands annexed by the City.

Since then, the State Legislature created a City/County Water Authority which now regulates water and sewer extensions. Annexation is no longer mandated prior to receiving utility services, however, as in the past, the cost of water distribution and sewer lines must be borne by the developer, or by subsequent purchasers of the land.

Most of Westland's land lies outside the municipal limits of the City of Albuquerque and is not furnished with municipal services. Westland experienced little difficulty in having its previous developments furnished with services, but the same cannot be assumed for other areas of Westland's land and future developments.

Other Factors Affecting Development of Westland's Land

Various activist groups, as well as neighborhood organizations occasionally take actions that might have some impact upon or delay Westland's plans for the development of some of its lands. Management is not aware of any person or group who have expressed opposition to Westland's current operating plans.

ITEM 2:  DESCRIPTION OF PROPERTIES

The major physical assets owned by Westland are its land, which is owned in fee simple. The land is mostly comprised of approximately 57,000 acres of undeveloped land held for grazing leases and long-term investment. Approximately 6,400 acres are located in Westland's Master Plan area, of which 1665 acres have been annexed into the City of Albuquerque and another 900 acre tract, called the Atrisco Terrace, was condemned by the City of Albuquerque for open space.

Westland also owns the Atrisco Urban Center office building, comprising approximately 11,097 square feet, 4,166 of which is leased to a Bank, while the remainder is used by Westland for its executive offices. This building is collateral for a $712,500 bank line of credit obtained in July 2002. Westland also owns six commercial buildings that are leased to others. (See "Item 1. Business - Reinvestment Properties.")

Interstate Highway I-40, the main east-west highway through Albuquerque, crosses Westland's land. Access to Westland's land from Interstate 40 is provided by the Coors Boulevard interchange near the eastern edge of Westland's land, by the Unser Boulevard interchange at the western edge of the Atrisco Urban Center, by the 98th Street interchange to the west of the Atrisco Urban Center and by the Paseo del Volcan interchange where I-40, Paseo del Volcan and Central Avenue meet. Running north from the I-40 interchange, Paseo del Volcan traverses about 4 1/2 miles of Westland's land before connecting to the Double Eagle II Airport. Bernalillo County has extended Paseo del Volcan south of the I-40 interchange to the point at which it intersects Dennis Chavez Blvd. (formerly Rio Bravo) to form an inner loop for the City's southwest quadrant.

Westland and other landowners and developers (the Northwest Loop Association) dedicated land and have paid a portion of the design costs for the Northwest Loop, which has been approved by the New Mexico State Highway Commission. The Northwest Loop will extend for approximately 39 miles and will connect I-40 and 1-25, through New Mexico State Highway 44, and will cross the western portion of Westland's land lying within the Rio Puerco Valley. In 1995 Westland donated 169 acres for development of the Northwest Loop. Completion of the Northwest Loop is not expected for about 15 years.

Most of Westland's land is remote and not readily accessible, not serviced by utilities, and Management believes that the bulk of its land will not be available for development in the foreseeable future. A large portion of the undeveloped land is leased for agricultural uses. (See "Item 1. Business."). The bulk of Westland's undeveloped land is held for grazing leases long-term investment.

In the opinion of Westland's Management, its developed property is adequately covered by insurance.

ITEM 3:  LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to Westland's business, neither Westland nor any member of management is the subject of any pending or threatened legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference to the item in Westland's Annual Report to Shareholders for the year ended June 30, 2004 entitled "Market Price and Dividends on Westland's Common Equity and Related Stockholder Matters."

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The information required by this item is incorporated by reference to the item in Westland's Annual Report to Shareholders for the fiscal year ended June 30, 2004 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7:  FINANCIAL STATEMENTS

The information required by this item is incorporated by reference to the Financial Statements in Westland's Annual Report to Shareholders for the fiscal year ended June 30, 2004 which is attached as Exhibit 13 to this report.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with Accountants of the kind described by Item 304(b) of Regulation S-B at any time during Westland's two (2) most recent fiscal years.

ITEM 8A: CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer who is also the chief financial and accounting officer has reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act. There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated by reference to the items in Westland's Definitive Proxy Statement for the November 19, 2004, Annual Meeting of Shareholders entitled "Election of Directors" and "Directors and Executive Officers". All reports required by Section 16(a) of the Exchange Act to be filed during the fiscal year were filed.

ITEM 10:  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the item in Westland's Definitive Proxy Statement for the November 19, 2004, Annual Meeting of Shareholders entitled "Executive Compensation".

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the item in Westland's Definitive Proxy Statement for the November 19, 2004, Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof".

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the item in Westland's Definitive Proxy Statement for the November 19, 2004, Annual Meeting of Shareholders entitled "Voting Securities and Principal Holders Thereof" and "Executive Compensation".

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K.

 (a)  Exhibits

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

         10.12 Amended Consulting Agreement with Sosimo Padilla, dated February 24, 2004.

         10.13 Amended Employment Agreement with Barbara Page dated February 24, 2004.

         10.14 Employment Agreement with Linda Blair dated March 3, 2004.

         10.15 Employment Agreement with Leroy Chavez dated March 9, 2004.

         10.16 Employment Agreement with Brent Lesley dated March, 8, 2004.

         10.17 Employment Agreement with Fred Ambrogi dated June 10, 2003.

     13   Westland's 2004 Annual Report to Shareholders.

     31 Certification Of Chief Executive And Financial Officer Required By Rule 13a-14(A)/15d-14(A)

     32   Principal executive and financial  officer  certification  pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

Computation of Per Share Earnings:

Statement regarding computation of per share earnings is incorporated by reference to Note A(9) to the Financial Statements incorporated herein by reference to Westland's Annual Report to Shareholders for the Fiscal year ended June 30, 2004.

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

(b) Reports on Form 8-K:

No reports on Form 8-K during the last quarter of the period covered by this Report.


ITEM 14: PRINCIPAL ACCOUNTANTS FEES AND SERVICES

AuditFees:  The  aggregate  amount of fees billed in each of the last two fiscal years for professional services rendered by Grant Thornton LLP, the Company's principal accountants, for the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by Grant Thornton LLP in connection with statutory and regulatory filings or engagements was $41,275 in fiscal 2003 and $41,150 in fiscal 2004.

AuditRelated Fees: The aggregate amount of fees billed in each of the last two fiscal years for assurance and related services by Grant Thornton LLP that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9(e)(1) of
     Schedule 14A was $0 in fiscal 2003 and $0 in fiscal 2004.

Tax Fees: The aggregate amount of fees billed in each of the last two fiscal years for professional services rendered by Grant Thornton LLP for tax compliance, tax advice, and tax planning was $21,650 in fiscal 2003 and $18,775 in fiscal 2004.

     The services comprising the fees consisted of tax preparation and tax advisory services.

All Other Fees: The aggregate amount of fees billed in each of the last two fiscal years for products and services provided by Grant Thornton LLP, other than services reported in Item 9(e)(1) through 9(e)(3) of Schedule 14A,was $7,586 in fiscal 2003 and $8,986 in fiscal 2004.

     The products and services comprising the fees consisted of accounting research and consultation advisory services.

Pre-Approval Policies    The Company does not have an audit committee.  In audit
and Procedures           matters,   the   Company  acts  through  its  board  of
                         directors.  The  Pre-Approval  Policies  and Procedures
                         followed by the Board of Directors include a  review of
                         the timeliness and quality of  past  services and bills
                         as well as a review of the cost  for  similar  services
                         provided   by   qualified   audit  and  tax   firms  in
                         Albuquerque, New Mexico  with a view to determining the
                         fairness of the services rendered and  the  fees billed
                         by Grant Thornton LLP.  The Board of Directors approves
                         and executes an engagement letter  with Gran   Thornton
                         LLP, prior to the commencement of any services being performed.

% of Grant Thornton      The percentage of hours  expended on  Grant  Thornton's
contribution:            engagement to audit the Company's financial  statements
                         for the most recent fiscal year that were attributed to work performed by persons other than Grant Thornton's full-time, permanent employees was 0%.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Westland has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WESTLAND DEVELOPMENT CO., INC.


By    ________________________________________________  Date: September 28, 2004
      BARBARA PAGE, President, Chief Executive Officer,
      Chief Financial Officer and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of Westland and in the capacities and on the dates indicated.


By     __________________________________   Date: September 28, 2004
       SOSIMO  S. PADILLA, Director and Chairman of the Board


By     __________________________________   Date: September 28, 2004
       JOE S. CHAVEZ,  Secretary-Treasurer and Director


By     __________________________________   Date: September 28, 2004
       GEORGIA  BACA, Director


By     __________________________________   Date: September 28, 2004
       TROY K.BENEVIDEZ, Director


By     __________________________________    Date: September 28, 2004
       JOSIE CASTILLO,  Director


By     __________________________________   Date: September 28, 2004
       RAY MARES, JR., Director


By     __________________________________   Date: September 28, 2004
       CHARLES V. PENA, Director


By     __________________________________   Date: September 28, 2004
       RANDOLPH M. SANCHEZ , Director