Form 10QSB/A
period 2004-09-30
WESTLAND DEVELOPMENT CO INC
filed 2005-01-27
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2004

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
YES [ X ] No [  ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of November 12, 2004:

     No Par Value Common:                    709,830
     Class B $1.00 Par Value Common:          85,100

 Transitional Small Business Format (check one) Yes [   ] No [ X ]

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                               September 30, 2004

    ASSETS
Cash and cash equivalents ........................                 $  8,240,238
Receivables ......................................                      217,310
Land and improvements held for
   future development ............................                   19,292,176
Income producing properties, net of accumulated
   depreciation of $2,114,234.................                       12,537,625
Property and equipment, net of accumulated
   depreciation of $672,972......................                      303,733
Other assets......................................                      254,938
                                                                   ------------
                                                                   $ 40,846,020
                                                                   ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                 $    750,861
Deferred income taxes ............................                    7,248,902
Notes and mortgages ..............................                   17,738,452
Income taxes payable .............................                       30,591
                                                                   ------------
                Total liabilities ...............                    25,768,806

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      709,830 shares .............................          8,500
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      85,100 shares ..............................         85,100
   Additional paid-in capital ....................        491,061
   Retained earnings .............................     14,492,553    15,077,214
                                                    ------------   ------------
                                                                   $ 40,846,020
                                                                   ============


        The accompanying notes are an integral part of this statement.

                         WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     For the three months ended
                                                           September 30,
                                                       2004            2003
                                                    -----------    -----------
Revenues
   Land ......................................      $ 1,419,962     $ 2,513,078
   Rentals ...................................          342,357         303,275
                                                    -----------     -----------
                                                      1,762,319       2,816,353
Costs and expenses
   Cost of land revenues .....................          780,636       1,091,621
   Cost of rentals ...........................           96,838          81,111
   General and administrative ................          776,384         723,997
                                                    -----------     -----------
                                                      1,653,858       1,896,729
                                                    -----------     -----------
      Income from operations .................          108,461         919,624

Other (income) expense
   Interest income ...........................          (17,032)        (11,374)
   Gain on sale of assets ....................                -            (250)
   Other .....................................            4,269             794
   Interest expense ..........................           74,855         159,979
                                                    -----------     -----------
                                                         62,092         149,149
                                                    -----------     -----------
      Earnings before income taxes ...........           46,369         770,475
Income tax expense ...........................           18,548         308,000
                                                    -----------      -----------
      NET EARNINGS ...........................      $    27,821     $   462,475
                                                    ===========     ===========
Weighted average common shares
   outstanding ...............................          794,931         797,643
                                                    ===========     ===========
Earnings per common share,
   basic and diluted .........................      $      0.03     $      0.58
                                                    ===========     ===========


        The accompanying notes are an integral part of this statement.

                        WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                   For the three months ended
                                                          September 30,
                                                      2004            2003
                                                  ------------    ------------
Cash flows from operating activities
 Cash received from land sales and collections
   on real estate contracts receivable ..........  $  1,406,870    $  2,516,586
 Development and closing costs paid
   on land sales ...............................     (3,051,221)     (1,825,208)
 Cash received from rental operations ..........        342,357         292,567
 Cash paid for rental operations ...............        (11,789)           (376)
 Cash paid for property taxes ..................        (10,239)         (8,241)
 Interest received .............................         17,032           7,870
 Interest paid .................................        (69,578)       (154,674)
 Income taxes paid .............................     (1,237,321)        (91,000)
 General and administrative costs paid .........       (761,872)       (919,794)
 Other .........................................            --             (794)
                                                   ------------    ------------
  Net cash used by
   operating activities ........................     (3,375,761)       (183,064)
                                                   ------------    ------------

Cash flows from investing activities
 Capital expenditures ..........................            --           (2,053)
 Proceeds from sale of equipment ...............            --              250
                                                   ------------    ------------
  Net cash used by
   investing activities ........................            --           (1,803)
                                                  ------------     ------------
Cash flows from financing activities
 Borrowing on notes and mortgages ..............     4,969,085        1,330,685
 Repayments of notes and mortgages .............    (1,485,735)      (1,583,948)
 Payment of dividends ..........................      (797,159)        (799,822)
 Purchase of common stock ......................           --              (500)
                                                  ------------     ------------
  Net cash provided by (used in)
     financing activities ........................     2,686,191     (1,053,585)
                                                  ------------     ------------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS .........................      (689,570)      (1,238,452)
Cash and cash equivalents at
  beginning of period ..........................     8,929,808        6,355,807
                                                  ------------     ------------
Cash and cash equivalents at
  end of period ................................  $  8,240,238     $  5,117,355
                                                  ============     ============

        The accompanying notes are an integral part of this statement.

Reconciliation of net earnings
 to net cash used in operating activities

Net earnings ...................................  $     27,821     $    462,475

Adjustments to reconcile net earnings to net cash
  used in operating activities
     Depreciation ..............................       100,663           85,637
     Gain on sale of equipment .................           --              (250)
Change in
     Receivables ...............................      (139,063)         (42,068)
     Land and improvements held for
       future development ......................    (1,151,178)        (741,833)
     Other assets ..............................        (2,866)          (3,267)
     Accounts payable, accrued expenses
       and other liabilities ...................      (992,365)        (160,758)
     Income taxes payable ......................    (1,218,773)         217,000
                                                  ------------     ------------
Net cash used in operating activities ..........  $ (3,375,761)    $   (183,064)
                                                  ============     ============

        The accompanying notes are an integral part of this statement.

                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                               September 30, 2004

     1. The balance sheet at September 30, 2004, statements of cash flows and statements of operations for the three months ended September 30, 2004 and September 30, 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 2004. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of operating results for the full year.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

     2. The computation of earnings per common share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration, which for the three month periods ended September 30, 2004 and September 30, 2003 were 794,931 and 797,643, respectively.

     3. Financial information for the two industry segments, land sales and rental operations, are as follows:

                                                       General
                           Land         Rentals       corporate        Total
                           ----         -------       ---------        -----
Three months ended
September 30, 2004:

Revenues                $1,419,962     $342,357      $      --       $1,762,319
Costs and expenses         780,636       96,838          776,384      1,653,858
                        ----------     --------      -----------     ----------
Income from
  operations               639,326      245,519         (776,384)       108,461

Interest income               --           --            (17,032)       (17,032)
Other income                  --           --              4,269          4,269
Interest expense            34,863       39,992              --          74,855
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $  604,463     $205,527      $  (763,621)    $   46,369
                        ==========     ========      ===========     ==========

Three months ended
September 30, 2003:

Revenues                $2,513,078     $303,275      $      --       $2,816,353
Costs and expenses       1,091,621       81,111          723,997      1,896,729
                        ----------     --------      -----------     ----------
Income from
  operations             1,421,457      222,164         (723,997)       919,624

Interest income               --           --            (11,374)       (11,374)
Other income                  --           --                544            544
Interest expense            15,407      139,384            5,188        159,979
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $1,406,050     $ 82,780      $  (718,355)    $  770,475
                        ==========     ========      ===========     ==========

    4. The Company is engaged in various lawsuits either as plaintiff or defendant which have arisen in the conduct of its business which, in the opinion of management, based upon advice of counsel, would not have a material effect on the Company's financial position or operations. The Company also has certain claims asserted by other parties in conjunction with land development agreements totaling approximately $1.3 million with which the Company does not agree. The Company has paid approximately $130,000 and is disputing other charges. The Company accrued approximately $346,000 during the year ended June 30, 2002 for what it believes are the only valid other charges to the Company. However, the ultimate amount paid for these claims, if any, is subject to change and management believes such claims will be settled by the conveyance of land or other non-cash assets to the claimees.

The Company has entered into employment contracts with eight of its key officers and employees for periods from one to five years which are automatically renewed each year for one additional period. In the event of involuntary employee termination, these employees may receive from one to six times annual compensation. The remaining terms under the agreements range from one to six years and the maximum salaries to be paid under the remaining contract periods are approximately $1,612,000.

The Company has deferred gains for tax reporting for the involuntary conversion of land by governmental authorities resulting in deferred tax liabilities. The deferral requires that the Company replace the land with the proceeds of conversion within specified time limits. As of September 30, 2004, the Company must purchase replacement property of at least $496,000 by June 30, 2004 (extension to June 30, 2005 pending), $500,000 by June 30, 2005 and $5,279,000 by June 30, 2006 in order to comply with the requirements of its election for income tax deferral. If replacement property is not purchased, the Company may be required to pay income taxes on the conversions of approximately $200,000, $200,000 and $2,110,000 for the tax years ended June 30, 2004, 2005 and 2006, respectively.

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

Financial condition:

     During the three months ended September 30, 2004, the Company's cash and cash equivalents decreased by $689,570. During this period, operations used $3,375,361 and financing activities provided $2,686,191. The Company borrowed $3,483,350, net and paid dividends of $797,159. Except for short-term borrowing, the Company's primary source of cash is the sale of land. Although rental operations generated $342,357 in the first fiscal quarter, most of those receipts normally are used to service the mortgage debt for those properties. Other than trade payables and mortgages, the other significant debt is $8,477,000 on construction lines of credit. During the current year quarter the Company capitalized $141,571 in accordance with FAS 34 against current construction projects (predominantly the 'Petroglyphs' Master Plan) compared to $30,740 during the same quarter in fiscal year 2004. This amount fluctuates, and is paid from receipts from lot sales. The Company plans to continue to improve its land projects to create saleable product.

Results of operations:

     During the first quarter of the current fiscal year, the Company had revenues of $1,762,319 compared to $2,816,353 during the same period in the prior fiscal year. Land revenues decreased significantly due to a decrease in the number of developed lot sales during the first quarter. Improved lot sales decreased by approximately $1,117,000 to $1,259,000. The decrease was primarily attributable to sales and marketing efforts being diverted to the Company's 'Petroglyphs' Master Plan Community which began selling heavily in October, 2004. The Company anticipates that its developed lot sales will remain strong through the remainder of the year. Operating expenses during the three months ended September 30, 2004, were $1,653,858 compared to $1,896,729 during the comparable period in 2003. The decrease was due principally to the associated decrease in cost of land revenues by approximately $311,000, due to decreased lot sales. The Company has begun sales of lots in its sector develoment plan, now called 'The Petroglyphs', which should continue into the next few fiscal years.

     For the past ten years, governmental entities have been buying land from Westland pursuant to condemnation. The Company is allowed to defer federal and state income tax on the gain from these sales if it reinvests the proceeds within a specified time. The result has been a deferred tax liability. Of the approximately $21,399,000 received, the Company has remaining approximately $996,000 of replacement lands and property to acquire by June 30, 2005, and $5,279,000 by June 30, 2006. In the event the Company does not replace the property sold pursuant to condemnation, it may need to utilize a substantial portion of its liquid investments for the payment of these taxes.

Critical Accounting Policies:

Income recognition and cost allocation:

In recent years, the Company has had very few installment sales, so income is recognized when a property is sold with financing provided by the buyer. Some of the sales are basically raw land which has little more than its original cost of $2.60 per acre. Other parcels benefit from certain infrastructure improvements such as roads financed by Special Assessment District obligations, which are generally allocated to the subject property based on site location and acreage. Improved lots bear costs such as roads, sewer, sidewalk, etc. as they are incurred by subdivision. Indirect costs such as engineering fees and improvements which benefit an entire project are generally allocated to units based on number of lots or acreage. This policy has been consistently applied.

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

ITEM 5. OTHER INFORMATION

        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 31, Certification pursuant to Section 302 of the Sarbanes-Oxley Act

     (b) Exhibit 31.2, Principal executive and financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (c) Reports on Form 8-K. State whether any reports on Form 8-K have been filed during the quarter for which this report is filed, listing the items reported, any financial statements filed, and the dates of any such reports.

        NONE

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WESTLAND DEVELOPMENT CO., INC.


DATE: November 12, 2004            By:   Barbara Page
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer