Form 10QSB
period 2004-12-31
WESTLAND DEVELOPMENT CO INC
filed 2005-02-22
CIK 106423

Form 10-QSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      For Quarter Ended December 31, 2004

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
YES [ X ] No [  ]


     State the number of shares outstanding of each of the issuer's classes of common equity as of February 22, 2005:

     No Par Value Common:                    709,828
     Class B $1.00 Par Value Common:          85,100

  Transitional Small Business Format (check one) Yes [   ] No [ X ]





                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         WESTLAND DEVELOPMENT CO., INC.
                                 BALANCE SHEET
                                  (unaudited)
                                December 31, 2004

    ASSETS
Cash and cash equivalents ........................                  $  8,333,464
Receivables and prepaid expenses..................                     1,342,426
Land and improvements held for
   future development ............................                    17,615,789
Income producing properties, net .................                    12,452,577
Property and equipment, net of accumulated
   depreciation of $631,425 ......................                       336,378
Other assets......................................                       253,208
                                                                    ------------

                                                                    $ 40,333,842
                                                                    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses
   and other liabilities .........................                  $    940,508
Deferred income ..................................                     3,077,873
Deferred income taxes ............................                     7,305,989
Notes and mortgages ..............................                    12,872,047
                                                                    ------------
   Total liabilities .............................                    24,196,417

Stockholders' equity

   Common stock - no par value;
      authorized, 736,668 shares;
      issued and outstanding,
      709,828 shares .............................          8,500
   Class B common stock - $1.00 par
      value; authorized, 491,112
      shares; issued and outstanding,
      85,100 shares ..............................         85,100
   Additional paid-in capital ....................        491,061
   Retained earnings .............................     15,552,764     16,137,425
                                                     ------------   ------------

                                                                    $ 40,333,842
                                                                    ============

         The accompanying notes are an integral part of this statement.





                         WESTLAND DEVELOPMENT CO., INC.
                             STATEMENTS OF EARNINGS
                                  (unaudited)

                                                     For the three months ended
                                                           December 31,
                                                       2004            2003
                                                    -----------     -----------
Revenues
   Land ......................................      $ 6,550,644     $ 3,516,292
   Rentals ...................................          335,156         303,276
                                                    -----------     -----------
                                                      6,885,800       3,819,568
Costs and expenses
   Cost of land revenues .....................        4,393,644         778,841
   Cost of rentals ...........................          107,341          90,016
   General and administrative ................          515,233         649,069
                                                    -----------     -----------
                                                      5,016,218       1,517,926
                                                    -----------     -----------

      Operating income .... ..................        1,869,582       2,301,642

Other (income) expense
   Interest income ...........................          (21,048)        (11,765)
   Other .....................................              (80)            --
   Interest expense ..........................          118,855         170,937
                                                    -----------     -----------
                                                         97,727         159,172
                                                    -----------     -----------

      Earnings before income taxes ...........        1,771,855       2,142,470

Income tax expense ...........................          711,644         857,000
                                                    -----------     -----------

      NET EARNINGS ...........................      $ 1,060,211     $ 1,285,470
                                                    ===========     ===========
Weighted average common shares
   outstanding ...............................          794,929         797,640
                                                    ===========     ===========
Earnings per common share,
   basic and diluted .........................      $      1.33     $      1.61
                                                    ===========     ===========

        The accompanying notes are an integral part of these statements.





                         WESTLAND DEVELOPMENT CO., INC.
                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                                     For the six months ended
                                                           December 31,
                                                       2004            2003
                                                    -----------     -----------
Revenues
   Land ......................................      $ 7,970,606     $ 6,029,370
   Rentals ...................................          677,513         606,551
                                                    -----------     -----------
                                                      8,648,119       6,635,921
Costs and expenses
   Cost of land revenues .....................        5,174,280       1,870,463
   Cost of rentals ...........................          204,179         171,127
   General and administrative ................        1,291,617       1,373,065
                                                    -----------     -----------
                                                      6,670,076       3,414,655
                                                    -----------     -----------

      Operating income .......................        1,978,043       3,221,266

Other (income) expense
   Interest income ...........................          (38,080)        (23,139)
   Gain on sale of assets ....................            4,269            (250)
   Other .....................................              (80)            794
   Interest expense ..........................          193,710         330,917
                                                    -----------     -----------
                                                        159,819         308,322
                                                    -----------     -----------

      Earnings before income taxes ...........        1,818,224       2,912,944

Income tax expense ...........................          730,192       1,165,000
                                                    -----------     -----------

      NET EARNINGS ...........................      $ 1,088,032     $ 1,747,944
                                                    ===========     ===========
Weighted average common shares
   outstanding ...............................          794,930         797,640
                                                    ===========     ===========
Earnings per common share,
   basic and diluted .........................      $      1.37     $      2.19
                                                    ===========     ===========

        The accompanying notes are an integral part of these statements.





                        WESTLAND DEVELOPMENT CO., INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                    For the six months ended
                                                          December 31,
                                                      2004            2003
                                                  ------------    -------------
Cash flows from operating activities
 Cash received from land sales
   and collections on real
   estate contracts receivable .................  $ 10,289,710     $  6,181,348
 Development and closing costs paid on
     land sales.................................    (5,768,478)      (5,149,889)
 Cash received from rental operations ..........       677,513          606,551
 Cash paid for rental operations ...............       (34,082)         (17,869)
 Cash paid for property taxes ..................       (10,239)         (48,615)
 Interest received .............................        38,080           16,397
 Interest paid .................................      (197,611)        (322,919)
 Income taxes paid .............................    (2,354,000)        (745,000)
 General and administrative costs paid .........    (1,009,077)      (1,540,602)
 Other .........................................            80            (794)
                                                  ------------     ------------
  Net cash provided by (used in)
   operating activities ........................     1,631,896       (1,021,392)
                                                  ------------     ------------

Cash flows from investing activities
 Capital expenditures ..........................       (48,027)         (17,112)
 Proceeds from sale of assets ..................          --                250
                                                  ------------     ------------
  Net cash used in investing activities ........       (48,027)         (16,862)
                                                  ------------     ------------

Cash flows from financing activities
 Borrowing on notes and mortgages ..............     9,790,745        5,500,323
 Repayments of notes and mortgages .............   (11,173,800)      (3,785,357)
 Payment of dividends ..........................      (797,159)        (799,822)
 Purchase of common stock ......................          --               (500)
                                                  ------------     ------------

  Net cash provided by (used in)
   financing activities .......................     (2,180,214)          914,644
                                                  ------------     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS ......      (596,345)        (123,610)

Cash and cash equivalents at
  beginning of period ..........................     8,929,809        6,355,807
                                                  ------------     ------------
Cash and cash equivalents at
  end of period ................................  $  8,333,464     $  6,232,197
                                                  ============     ============



Reconciliation of net earnings
 to net cash (used in) provided by
 operating activities

Net earnings ...................................  $  1,088,032     $  1,747,944

Adjustments to reconcile net
 earnings to net cash (used in)
 provided by operating activities
     Depreciation ..............................       201,094          171,624
     Gain on sale of assets ....................           --              (250)
Change in
     Receivables ...............................    (1,250,197)         (54,714)
     Real estate contracts .....................       (13,982)              --
     Land and improvements held for
       future development ......................       525,209       (3,287,672)
     Other assets ..............................        (1,136)           4,862
     Accounts payable, accrued expenses
       and other liabilities ...................      (745,632)         (23,186)
     Income taxes payable ......................    (1,249,365)         420,000
     Deferred profit............................     3,077,873               --

                                                  ------------     ------------
Net cash provided by (used in)
  operating activities .........................  $  1,631,896    $ (1,021,392)
                                                  ============     ============

        The accompanying notes are an integral part of these statements.



                         WESTLAND DEVELOPMENT CO., INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (unaudited)
                                December 31, 2004

     1. The balance sheet at December 31, 2004, statements of cash flows for the six month periods ended December 31, 2004 and December 31, 2003 and statements of operations for the three and six month periods ended December 31, 2004 and December 31, 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 2004. The results of operations for the three or six month periods ended December 31, 2004 are not necessarily indicative of operating results for the full year.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

     2. The computation of earnings per common share has been based upon the weighted average number of shares of outstanding common stock without further consideration, which for the three month periods ended December 31, 2004 and 2003 were 794,929 and 797,640, respectively and for the six month periods then ended were 794,930 and 797,640, respectively.



     3. Financial information for the two industry segments, land sales and rental operations, are as follows:

                                                       General
                           Land         Rentals       corporate        Total
                           ----         -------       ---------        -----
Three months ended
December 31, 2004:

Revenues                $6,550,644     $335,156      $      --       $6,885,800
Costs and expenses       4,393,644      107,341          515,233      5,016,218
                        ----------     --------      -----------     ----------
Operating income (loss)  2,157,000      227,815         (515,233)     1,869,582

Interest income               --           --            (21,048)       (21,048)
Other income                  --           --                (80)           (80)
Interest expense              --        118,855              --         118,855
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $2,157,000     $108,960      $  (494,105)    $1,771,855
                        ==========     ========      ===========     ==========

Three months ended
December 31, 2003:

Revenues                $3,516,292     $303,276      $      --       $3,819,568
Costs and expenses         778,841       90,016          649,069      1,517,926
                        ----------     --------      -----------     ----------
Operating income (loss)  2,737,451      213,260         (649,069)     2,301,642

Interest income               --           --            (11,765)       (11,765)
Other income                  --           --               --             --
Interest expense            26,500      117,807           26,630        170,937
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $2,710,951     $ 95,453      $  (663,934)    $2,142,470
                        ==========     ========      ===========     ==========

Six months ended
December 31, 2004:

Revenues                $7,970,606     $677,513      $      --       $8,648,119
Costs and expenses       5,174,280      204,179        1,291,617      6,670,076
                        ----------     --------      -----------     ----------
Operating income (loss)  2,796,326      473,334       (1,291,617)     1,978,043

Interest income               --           --            (38,080)       (38,080)
Other income                  --           --                (80)           (80)
Loss on sale of assets        --           --              4,269          4,269
Interest expense            34,863      158,847              --         193,710
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $2,761,463     $314,487      $(1,257,726)    $1,818,224
                        ==========     ========      ===========     ==========

Six months ended
December 31, 2003:

Revenues                $6,029,370     $606,551      $      --       $6,635,921
Costs and expenses       1,870,463      171,127        1,373,065      3,414,655
                        ----------     --------      -----------     ----------
Operating income (loss)  4,158,907      435,424       (1,373,065)     3,221,266

Interest income               --           --            (23,139)       (23,139)
Other income                  --           --                794            794
Gain on sale of assets        --           --               (250)          (250)
Interest expense            36,061      263,039           31,817        330,917
                        ----------     --------      -----------     ----------
Earnings (loss)
  before income taxes   $4,122,846     $172,385      $(1,382,287)    $2,912,944
                        ==========     ========      ===========     ==========


     4. The Company is engaged in various lawsuits either as plaintiff or defendant which have arisen in the conduct of its business which, in the opinion of management, based upon advice of counsel, would not have a material effect on the Company's financial position or operations. The Company also has certain claims asserted by other parties in conjunction with land development agreements totaling approximately $1.3 million with which the Company does not agree. The Company has paid approximately $130,000 and is disputing other charges. The Company accrued approximately $300,000 during the year ended June 30, 2002 for what it believes are the only valid other charges to the Company. However, the ultimate amount paid for these claims, if any, is subject to change and management believes such claims will be settled by the conveyance of land or other non cash assets to the claimants.

The Company has entered into employment contracts with eight of its key officers and employees for periods from one to five years which are automatically renewed each year for one additional period. In the event of involuntary employee termination, these employees may receive from one to six times annual compensation. The remaining terms under the agreements range from one to six years and the maximum salaries to be paid under the remaining contract periods are approximately $1,572,200.

The Company has deferred gains for tax reporting for the involuntary conversion of land by governmental authorities resulting in deferred tax liabilities. The deferral requires that the Company replace the land with the proceeds of conversion within specified time limits. As of September 30, 2004, the Company must purchase replacement property of at least $996,000 by June 30, 2005, and $5,279,000 by June 30, 2006 in order to comply with the requirements of its election for income tax deferral. If replacement property is not purchased, the Company may be required to pay income taxes on the conversions of approximately $200,000, $200,000 and $2,110,000 for the tax years ended June 30, 2004, 2005 and 2006, respectively.

Note 5.

Sales of developed lots to home builders are recognized on a case by case basis dependent upon the transactions satisfaction of the full accrual method requirements. Under New Mexico law, conveyance may begin once a final plat is filed for a given development. Obtaining a plat requires that the developer either complete in its entirety the infrastructure related to the project or provide financial guarantees in the form of bonds to ensure that the project will be completed. Generally, a homebuilder will contract to purchase a fixed number of lots in a given development. Westland's contracts generally require the homebuilder to conclude the purchase of a small number of contracted lots (typically 5-10) at the time the final plat is recorded. Remaining lots are then scheduled in increments x # of days from 'substantial completion'. In this event, the Company utilizes the City of Albuquerque Engineer's Acceptance Letter as the event that triggers 'substantial completion'. The vast majority of the Company's sales to homebuilders occur under non recourse cash transactions, subsequent to the 'substantial completion' of the development and as such are recorded utilizing the full accrual method. At the period ended December 31, 2004, the Company was obligated under additional construction commitments related to Sundoro Units 2 and 4. These sales have been recorded under the percentage of completion method treatment pursuant to paragraphs 41 and 42 of SFAS 66).



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

Financial condition:

     During the six months ended December 31, 2004, the Company's cash and cash equivalents decreased by $596,345 predominantly attributable to a federal income tax deposit of $800,000 made on December 15, 2004. During this period, operations provided $1,631,896, predominantly arising from increased land revenue, and investing activities used $48,027 as a result of equipment purchases. Also, the Company reduced its mortgage and note obligations by $1,383,055, net and paid dividends of $797,159. Except for short-term borrowing, the Company's primary source of cash is the sale of land. Although rental operations generated $677,513 through the second fiscal quarter, most of those receipts normally are used to service the mortgage debt for those properties. Other than trade payables and mortgages, the other significant debt is $3,719,664 on construction lines of credit. This amount fluctuates, and is paid from receipts from lot sales. During the current quarter the Company capitalized interest in the amount of $107,402 in accordance with FAS 34 in relation to current construction projects (predominantly the 'Petroglyph's' development) compared to $66,868 during the same quarter in fiscal year 2003. The Company plans to continue to improve its land projects to create saleable product.

Results of operations:

     During the second quarter of the current fiscal year, the Company had revenues of $6,885,800 compared to $3,819,568 during the same period in the prior fiscal year. Improved lot sales increased by $2,821,875 to $6,550,644 in comparison to the three months ended December 31, 2003. Land segment revenues increased significantly primarily due to commencement of sales in the Sundoro subdivision. A single large sale of Sundoro Units 2 and 4 in the amount of
$5,314,000  occurred  in  October,  2004.   Of  this amount the  realization  of
$2,860,537 was deferred and will be recognized under the percentage of completion method, in accordance with SFAS 66, as development obligations related to those units are completed. Costs and expenses during the three months ended December 31, 2004, were $5,016,218 compared to $1,517,926 during the comparable period in 2003. The increase was due principally to increases in cost of land revenues by $3,614,803, due to increased lot sales. Rental revenue and cost of revenues increased by approximately $13,000 and $3,700 per month, respectively attributable to the operations of the Presidential Plaza office complex which the company acquired in June 2004. General and Administrative costs decreased by $133,816 to $515,233 compared to $649,069 during the same period in the prior fiscal year. This change was primarily attributable to a decrease in legal and consulting expenses related to the Company's law suit with El Paso Electric and Bosque land suits which were incurred in the prior year.

For the six month periods ended December 31, 2004, revenues increased by $2,012,198 to $8,648,119 as a result of developed lot sales increasing by approximately $4,100,000 while raw land sales decreased by approximately $2,100,000. Costs and expenses were $6,670,000 compared to $3,415,000 as cost of land sold increased by $3,304,000. This was due to the higher cost per parcel for improved lots. During the current period, the Company began sales of lots in its sector development plan, the 'Petroglyphs', which management expects to continue into the next few fiscal years. General and Administrative costs decreased by $81,448 to $1,291,617 compared to $1,373,065 during the same period in the prior fiscal year. This change was primarily attributable to a decrease in legal and consulting expenses related to the Company's law suit with El Paso Electric and Bosque land suits which were incurred in the prior year.

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

Critical Accounting Policies:

Income recognition and cost allocation:

In recent years, the Company's sales have predominantly been made on a cash basis and have been recognized under the full accrual method pursuant to paragraph 5 of SFAS 66. Some of the sales are basically raw land which has little more than its original cost of $2.60 per acre. Preconstruction costs such as land cost, initial engineering and other preliminary costs occurring prior to platting are allocated based upon the area method as calculation of the relative fair value is impracticable. Development costs which may include engineering, roads, sewer, sidewalk, etc. and can not be reasonably identified to a specific lot, or project, are allocated based upon relative sales value (where relative sales value can be determined) or, in the event that the relative sales value can not be readily determined at the time of capitalization, are allocated using the area method, in accordance with paragraph 11 of SFAS 67. This policy has been consistently applied.

Contingencies:

Management continues to be diligent in recognizing possible liabilities as they become known. In fiscal 2002, the Company accrued $346,000 for possible loss due to a claim made by Bernalillo County for costs allegedly incurred in researching creation of a new municipality for Westland's sector development plan. Management believes these amounts are sufficient to liquidate alleged damages, if any.

Asset Impairment:

Management periodically assesses the possibility that the carrying value of its assets is greater than its realizable value. For the most part, this question is obviated because the carrying cost of land is very low compared to any reasonable sale price. Property is improved for sale as individual lots only after such land is under contract for sale.

The Company owns several properties held for the production of income, designed for a specific use, which could become impaired if the lessee vacated or rescinded its lease under bankruptcy. Management periodically determines by inspection that each of the properties are suitably maintained and insured and that the lessees are conducting proper operations.


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

                                        WESTLAND DEVELOPMENT CO., INC.


DATE: February 22, 2005            By:
                                         ---------------------------
                                         Barbara Page, President,
                                         Chief Executive Officer and
                                         Chief Accounting Officer