Form 10QSB
period 2005-03-31
WESTLAND DEVELOPMENT CO INC
filed 2005-05-16
CIK 106423

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File Number: 0-7775

WESTLAND DEVELOPMENT CO., INC.

------------------------------

(Exact name of small business issuer as

specified in its charter)

NEW MEXICO	85-0165021
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

401 Coors Blvd., N.W.,

Albuquerque, New Mexico 87121

---------------------------------------------------------------------------------

(Address of principal executive offices)

(505)831-9600

---------------------------------------------------------------------------------

(Issuer’s telephone number)

N/A

---------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of May 14, 2005:

No Par Value Common:	709,828
Class B $1.00 Par Value Common:	85,100

Transitional Small Business Format (check one) Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTLAND DEVELOPMENT CO., INC.

BALANCE SHEET

(unaudited)

March 31, 2005

ASSETS

Cash and cash equivalents		$ 9,065,287
Receivables		879,122
Land and improvements held for
future development		17,751,548
Income producing properties, net		12,367,528
Property and equipment, net of accumulated
depreciation of $673,254		327,802
Other assets		246,594

		$ 40,637,881

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable, accrued expenses
and other liabilities		$ 3,136,989
Deferred income taxes		7,305,989
Notes and mortgages		13,023,678
Income taxes payable		182,752

Total liabilities		23,649,408

Stockholders’ equity

Common stock - no par value;
authorized, 736,668 shares;
issued and outstanding,
709,828 shares	8,500
Class B common stock - $1.00 par
value; authorized, 491,112
shares; issued and outstanding,
85,100 shares	85,100
Additional paid-in capital	491,061

Retained earnings	16,403,812	16,988,473

		$ 40,637,881

The accompanying notes are an integral part of this statement.

WESTLAND DEVELOPMENT CO., INC.

STATEMENTS OF EARNINGS

(unaudited)

	For the three months ended, March 31,
	2005	2004

Revenues
Land	$ 5,691,303	$ 1,965,419
Rentals	354,848	303,205

	6,046,151	2,268,624
Costs and expenses
Cost of land revenues	3,706,057	927,863
Cost of rentals	99,588	86,579
General and administrative	650,863	576,024

	4,456,508	1,590,466

Operating income	1,589,643	678,158

Other (income) expense
Interest income	(27,074)	(13,527)
Gain on sale of assets	(5,500)	--
Other	43,287	--
Interest expense	160,176	127,748

	170,889	114,221

Earnings before income taxes	1,418,754	563,937

Income tax expense	567,707	235,000

NET EARNINGS	$ 851,047	$ 328,937

Weighted average common shares
Outstanding	794,928	797,283

Earnings per common share,
basic and diluted	$ 1.07	$ 0.41

The accompanying notes are an integral part of these statements.

WESTLAND DEVELOPMENT CO., INC.

STATEMENTS OF EARNINGS

(unaudited)

	For the nine months ended March 31,
	2005	2004

Revenues
Land	$ 13,661,909	$ 7,994,788
Rentals	1,032,361	909,756

	14,694,270	8,904,544

Costs and expenses
Cost of land revenues	8,880,337	2,798,326
Cost of rentals	303,767	257,706
General and administrative	1,942,480	1,949,089

	11,126,584	5,005,121

Operating income	3,567,686	3,899,423

Other (income) expense
Interest income	(65,154)	(36,666)
Gain on sale of assets	(1,231)	(250)
Other	43,207	794
Interest expense	353,886	458,664

	330,708	422,542

Earnings before income taxes	3,236,978	3,476,881

Income tax expense	1,297,899	1,400,000

NET EARNINGS	$ 1,939,079	$ 2,076,881

Weighted average common shares
Outstanding	794,928	797,523

Earnings per common share,
basic and diluted	$ 2.44	$ 2.60

The accompanying notes are an integral part of these statements.

WESTLAND DEVELOPMENT CO., INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	March 31,
	2005	2004

Cash flows from operating activities
Cash received from land sales
and collections on real
estate contracts receivable	$ 15,108,584	$ 8,251,666
Development and closing costs paid	(9,481,025)	(6,606,937)
Cash received from rental operations	1,032,361	909,756
Cash paid for rental operations	(48,621)	(30,726)
Cash paid for property taxes	(46,563)	(16,730)
Interest received	65,154	28,771
Interest paid	(332,874)	(437,855)
Income taxes paid	(2,364,512)	(792,244)
General and administrative costs paid	(1,671,069)	(2,119,432)
Other	(43,207)	(794)

Net cash provided by (used in)
operating activities	2,218,228	(814,525)

Cash flows from investing activities
Capital expenditures	(55,400)	(17,112)
Proceeds from sale of assets	1,231	250

Net cash used in
investing activities	(54,169)	(16,862)

Cash flows from financing activities
Borrowing on notes and mortgages	10,913,463	7,889,487
Repayments of notes and mortgages	(12,144,886)	(4,677,515)
Payment of dividends	(797,158)	(799,822)
Purchase of common stock	--	(60,095)

Net cash (used in) provided by
financing activities	(2,028,581)	2,352,055

NET INCREASE IN CASH
AND CASH EQUIVALENTS	135,478	1,520,668

Cash and cash equivalents at
beginning of period	8,929,809	6,355,807

Cash and cash equivalents at
end of period	$ 9,065,287	$ 7,876,475

The accompanying notes are an integral part of these statements.

Reconciliation of net earnings

to net cash (used in) provided by

operating activities

Net earnings	$ 1,939,079	$ 2,076,881

Adjustments to reconcile net
earnings to net cash provided by
(used in) operating activities
Depreciation	302,090	257,456
Gain on sale of assets	(1,231)	(250)
Change in:
Receivables	(787,730)	19,806
Real estate contracts	(13,145)	--
Land and improvements held for
future development and income
producing properties	389,450	(3,824,752)
Other assets	5,478	(88,425)
Accounts payable, accrued expenses
And other liabilities	1,450,850	137,003
Income taxes payable	(1,066,613)	607,756

Net cash provided by (used in)
Operating activities	$ 2,218,228	$ (814,525)

The accompanying notes are an integral part of these statements.

WESTLAND DEVELOPMENT CO., INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

March 31, 2005

1. The balance sheet at March 31, 2005, statements of cash flows for the nine month periods ended March 31, 2005 and March 31, 2004 and statements of earnings for the three and nine month periods ended March 31, 2005 and March 31, 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004. The results of operations for the three or nine month periods ended March 31, 2005 are not necessarily indicative of operating results for the full year.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

2. The computation of earnings per common share has been based upon the weighted average number of shares of outstanding common stock, which for the three month periods ended March 31, 2005 and 2004 were 794,928 and 797,283, respectively and for the nine month periods then ended were 794,928 and 797,523. The Company had no potentially dilutive securities outstanding during any of the period.

3. Financial information for the two industry segments, land sales and rental operations, are as follows:

			General
	Land	Rentals	corporate	Total

Three months ended
March 31, 2005:

Revenues	$ 5,691,303	$ 354,848	$ --	$ 6,046,151
Costs and expenses	3,706,057	99,588	650,863	4,456,508

Operating income (loss)	1,985,246	255,260	(650,863)	1,589,643

Interest income	--	--	(27,074)	(27,074)
Gain on sale of assets	--	--	(5,500)	(5,500)
Other expense	43,287	--	--	43,287
Interest expense	6,901	143,390	9,885	160,176

Earnings (loss)
before income taxes	$ 1,935,058	$ 111,870	$ (628,174)	$ 1,418,754

Three months ended
March 31, 2004:

Revenues	$ 1,965,419	$ 303,205	$ --	$ 2,268,624
Costs and expenses	927,863	86,579	576,024	1,590,466

Operating income (loss)	1,037,556	216,626	(576,024)	678,158

Interest income	--	--	(13,527)	(13,527)
Interest expense	7,556	118,420	1,772	127,748

Earnings (loss)
before income taxes	$ 1,030,000	$ 98,206	$ (564,269)	$ 563,937

Nine months ended
March 31, 2005:

Revenues	$ 13,661,909	$ 1,032,361	$ --	$14,694,270
Costs and expenses	8,880,337	303,767	1,942,480	11,126,584

Operating income (loss)	4,781,572	728,594	(1,942,480)	3,567,686

Interest income	--	--	(65,154)	(65,154)
Gain on sale of assets	--	--	(1,231)	(1,231)
Other expense (income)	43,287	--	(80)	43,207
Interest expense	41,764	302,237	9,885	353,886

Earnings (loss)
before income taxes	$ 4,696,521	$ 426,357	$(1,885,900)	$ 3,236,978

Nine months ended
March 31, 2004:

Revenues	$ 7,994,788	$ 909,756	$ --	$ 8,904,544
Costs and expenses	2,798,326	257,706	1,949,089	5,005,121

Operating income (loss)	5,196,462	652,050	(1,949,089)	3,899,423

Interest income	--	--	(36,666)	(36,666)
Gain on sale of assets	--	--	(250)	(250)
Other expense	--	--	794	794
Interest expense	43,617	381,457	33,590	458,664

Earnings (loss)
before income taxes	$ 5,152,845	$ 270,593	$(1,946,557)	$ 3,476,881

4. The Company is engaged in various lawsuits either as plaintiff or defendant which have arisen in the conduct of its business which, in the opinion of management, based upon advice of counsel, would not have a material effect on the Company’s financial position or operations. The Company also has certain claims asserted by other parties in conjunction with land development agreements totaling approximately $1.3 million which the Company believes are without merit The Company has paid approximately $130,000 and is disputing other charges. The Company accrued approximately $300,000 during the year ended June 30, 2002 for what it believes are the only valid other charges to the Company. However, the ultimate amount paid for these claims, if any, is subject to change and management believes such claims will be settled by the conveyance of land or other non cash assets to the claimants.

The Company has entered into employment contracts with five of its key officers and employees for periods from one to six years which are automatically renewed upon expiration for one to six additional years. In the event of involuntary employee termination, these employees may receive from one to six times annual compensation. The remaining terms under the agreements range from one to twelve years and the maximum salaries to be paid under the remaining contract periods are approximately $1,515,325.

The Company has deferred gains for tax reporting for the involuntary conversion of land by governmental authorities resulting in deferred tax liabilities. The deferral requires that the Company replace the land with the proceeds of conversion within specified time limits. As of March 31, 2005, the Company must purchase replacement property of at least $996,000 by June 30, 2005, and $5,279,000 by June 30, 2006 in order to comply with the requirements of its election for income tax deferral. If replacement property is not purchased, the Company may be required to pay income taxes on the conversions of approximately $400,000 and $2,110,000 for the tax years ended June 30, 2005 and 2006, respectively.

Sales of developed lots to home builders are recognized on a case by case basis dependent upon the transactions satisfaction of the full accrual method requirements. Under New Mexico law, conveyance may begin once a final plat is filed for a given development. Obtaining a plat requires that the developer either complete in its entirety the infrastructure related to the project or provide financial guarantees in the form of bonds to ensure that the project will be completed. Generally, a homebuilder will contract to purchase a fixed number of lots in a given development. Westland’s contracts generally require the homebuilder to conclude the purchase of a small number of contracted lots (typically 5-10) at the time the final plat is recorded. Remaining lots are then scheduled in increments x # of days from ‘substantial completion’. In this event, the Company utilizes the City of Albuquerque Engineer’s Acceptance Letter as the event that triggers ‘substantial completion’. The vast majority of the Company’s sales to homebuilders occur under non recourse cash transactions, subsequent to the ‘substantial completion’ of the development and as such are recorded utilizing the full accrual method. At the period ended March 31, 2005, the Company was obligated under additional construction commitments related to Sundoro and Sundoro South units. These sales have been recorded under the percentage of completion method treatment pursuant to paragraphs 41 and 42 of SFAS 66).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

This document contains statements that are not historical but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the expectations, beliefs, intentions or strategies for the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the

Private Securities Litigation Reform Act 1995. These forward-looking statements reflect the Company’s views as of the date they are made with respect to future events and financial performance but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: fluctuations in occupancy levels and labor costs; the availability and cost of financing to redeem common shares and to expand the Company’s business; and public resistance to privatization. Additional risk factors include those discussed in reports filed by the Company from time to time on forms 10-KSB, 10-QSB and 8-K. The Company does not undertake any obligation to update any forward-looking statements.

Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the notes to our Financial Statements.

Financial condition:

During the nine months ended March 31, 2005, the Company’s cash and cash equivalents increased by $135,478. During this period, operations provided $2,218,228 and investing activities used $54,169. Also, the Company reduced its notes and mortgages by $1,231,423 net, and paid dividends of $797,158. The Company’s primary source of cash is the sale of land. Although rental operations generated receipts of $1,032,361 through the third fiscal quarter, most of those receipts normally are used to service the mortgage debt for those properties. Other than trade payables and mortgages, the other significant debt is $3,982,355 on construction lines of credit. This amount fluctuates, and is paid from receipts from lot sales. The Company will continue to improve its land projects to create saleable product.

Results of operations:

During the third quarter of the current fiscal year, the Company had land revenues of $5,691,303 compared to $1,965,419 during the same period in the prior fiscal year. Land revenues were higher in 2005 as a result of sales commencing within the Company’s ‘Petroglyph’s’ sector development plan. Costs and expenses related to land sales during the three months ended March 31, 2005, were $3,706,057 compared to $927,863 during the comparable period in 2004. The increase was attributable principally to the increase in sales of developed lots rather than bulk unimproved land sales. The Company had rental revenue of $354,848 compared to $303,305 during the same period in fiscal year 2004. Rental revenues were higher in 2005 as a result of additional rental income from Presidential Plaza which was acquired June 30, 2004. Associated costs of rentals increased by $13,009 for the same period. General and administrative expenses for the period increased by $74,839 over the same period in fiscal year 2004 predominantly as a result of lobbying expenses related to impact fee legislation increasing by $40,450. During the current period, the Company recorded $43,287 of other income in relation to a settlement related to road easements in Sundoro South. Income taxes increased by $332,707 in comparison to the same period in the prior fiscal year due to the significant increase in pre-tax earnings.

For the nine months ended March 31, 2005, land revenues increased by $5,667,121 to $13,661,909 because developed lot sales increased by approximately $7.2 million while large parcel sales decreased by approximately $1.6 million. Costs and expenses related to land sales were $8,880,337 compared to $2,798,326. This was due to the higher cost per parcel for improved lots. During the current year, the Company continued sales of the remaining lots in its Cielo Oeste, Crossings and Painted Sky units and began sales of lots in its sector development plan, now called The Petroglyphs. Sales within the Petroglyphs are expected to continue over the next few fiscal years. Rental revenues for the nine month period increased by $122,605 to $1,032,361 as a result of additional rental income produced by Presidential Plaza. Costs and expenses related to rental operations increased by $46,061 to $303,767 as a result of added operating costs associated with the operation of Presidential Plaza. Other expense increased by $42,413 to $43,207 due to an exchange of acreage for a road easement. The $43,287 represents the net settlement valuation differences of the properties exchanged. Income taxes decreased by $102,101 in comparison to the same period in the prior fiscal year due to a decrease in year to date earnings before taxes.

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

Critical Accounting Policies:

Income recognition and cost allocation:

In recent years, the Company’s sales have predominantly been made on a cash basis and have been recognized under the full accrual method pursuant to paragraph 5 of SFAS 66. Some of the sales are basically raw land which has little more than its original cost of $2.60 per acre. Preconstruction costs such as land cost, initial engineering and other preliminary costs occurring prior to platting are allocated based upon the area method as calculation of the relative fair value is impracticable. Development costs which may include engineering, roads, sewer, sidewalk, etc. and can not be reasonably identified to a specific lot, or project, are allocated based upon relative sales value (where relative sales value can be determined) or, in the event that the relative sales value can not be readily determined at the time of capitalization, are allocated using the area method, in accordance with paragraph 11 of SFAS 67. This policy has been consistently applied.

Contingencies:

Management continues to be diligent in recognizing possible liabilities as they become known. In fiscal 2002, the Company accrued $346,000 against possible loss due to a claim made by Bernalillo County for costs allegedly incurred in researching creation of a new municipality for Westland’s sector development plan. Management believes these amounts are sufficient to liquidate alleged damages, if any.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s principal executive officer who is also the chief financial and accounting officer has reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the ordinary routine litigation incidental to the Company’s business, neither the Company nor any member of management is the subject of any pending or threatened legal proceeding.

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

WESTLAND DEVELOPMENT CO., INC.

DATE: May 16, 2005	By:
---------------------------
Barbara Page, President,
Chief Executive Officer and
Chief Accounting Officer