Form 10KSB
period 2005-06-30
WESTLAND DEVELOPMENT CO INC
filed 2005-09-28
CIK 106423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Westland's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year: $23,202,901

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. On September 28, 2005, there were 701,623 No Par Value Common shares and 41,700 Class B shares owned by non-affiliates. The last date any stock was bought or sold August 25, 2005 and the price on that day was $20 per share. Thus the aggregate market value of the voting stock held by non-affiliates on September 28, 2005, was $13,868,380.

The number of shares outstanding of each of Westland's classes of common stock, as of September 28, 2005, was: No Par Value Common: 709,828 shares; Class B $1.00 Par Value: 85,100 shares.

No documents, other than exhibits, are incorporated herein by reference.

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

B. Land Development and Sale.

Over the past approximately 30 years, Westland developed six master planned areas, and sold all of them. Those master planned areas were previously identified as Atrisco Urban Center and El Rancho Atrisco, Phases I through V. These lands, except for the Phase V master plan, which was abandoned due to the introduction of the Petroglyph National Monument, have now been substantially developed and sold.

In 1998 the City of Albuquerque and the County of Bernalillo finalized the approval of a 6,400 acre master plan.. In November 1998 Westland and the City of Albuquerque executed a Pre-Annexation Agreement. In 2000, the City annexed an initial 1,665 acres. In 2005 Westland completed construction at its own cost a pump station, a 4.3 million gallon reservoir and 36-inch transmission line for the water system to serve the initial 1,665 acres within the Master Plan area and donated said facilities to the City of Albuquerque per the terms of the Pre-Annexation Agreement. The Pre-Annexation Agreement also requires that the City reimburse Westland its costs of constructing the sewer and water utilities for the initial 1,665 acre by paying all Utility Expansion Charges paid by or for residents within the Master Plan area to Westland until Westland is repaid its costs of construction of the sewer and water utilities aggregating approximately $7.2 million dollars. Westland currently has under design, is developing, is selling, or has sold lots or super pads to home builders in five subdivisions located within the Master Plan area (the Petroglyphs) aggregating approximately 412 acres, including Sundoro North (approximately 58 acres) and Sundoro South (approximately 60 acres), Watershed (approximately 47 acres), Grasslands (approximately 70 acres planned for single family detached homes and 70 acres of commercial and mixed uses), and Stormcloud (approximately 107 acres).

In addition, approximately $30,000,000 to $35,000,000 will also be financed or borne by Westland for additional off site water and sewer distribution and collection lines, drainage facilities, and roads within the Master Plan Area. During the last fiscal year Westland has repaid loans obtained to finance construction costs of the water system and the Zacate and Cordero Business Park.

There will be additional costs of development of the properties for sale. To the extent that Westland develops the properties, the costs will be borne by Westland for on site water and sewer distribution and collection lines, drainage facilities, and roads within the annexed area with no reimbursement for the development of lots. Depending upon the growth of development in this area, it may take 10 to 15 years for Westland to recover these costs through sales.

Albuquerque has adopted impact fees for payment of certain other costs associated with City development. The adoption of impact fees will increase the cost of developing land on Albuquerque's West side, which includes Westland's lands and may negatively impact Westland's revenues if it is not able to pass on the impact fee to customers. Impact fees became payable to the City of Albuquerque on all subdivisions approved after July 1, 2005. Of the Master Plan subdivisions now under way, about one-half of Sundoro South, Grasslands and Stormcloud are subject to impact fees.

Assuming continuation of the Company in more or less its current form with its current management, management remains committed to the construction of residential, industrial and commercial developments for lease or sale. Westland's long term business philosophy is to create revenues by enhancing the value of Westland's land through careful planning and development, while retaining ownership of a major portion of the land in perpetuity and to provide dividends for its shareholders, when consistent with Westland's need for a sufficient cash flow to meet current and near term operating expenses.

C. Oil and Gas and Grazing Leases.

Approximately 50,000 acres are leased to non-affiliated people for cattle grazing. Because of the extreme drought in the area since 1998, Westland has granted rent abatements to the tenants in each of the last five fiscal years. In 2003 Westland entered into a five-year lease at $.40 per acre per year with the heirs of the prior tenant.

Westland has entered into two oil and gas leases on portions of its properties. Management is not aware of any drilling or other activities having been conducted on any of the leased property during the last two fiscal years.

Westland also owns and leases certain commercial buildings. (See "Revenue Producing Properties".)

D. Other Projects.

1. During fiscal 2004 the Company completed and sold many of the projects that have been ongoing for some years. Included in these projects was the Painted Sky Subdivision, Tierra Oeste, The Crossing, Cielo Oeste, commercial and residential acreage located north of Dennis Chavez and Adjoining 118th st. It also competed and sold its 50% interest in a facility developed for general storage as well as special storage for vehicles and boats.

2. Westland previously reported that in 1994 it entered into a lease/option arrangement related to approximately 100 acres located one mile north of I-40 on Paseo del Volcan. Westland took possession and ownership of the facility in 1997 as a result of default in the terms of the lease/option. The Park contains a fully developed recreation and softball complex. This property is leased to an unrelated third party for $25,000 per year.

3. During the later months of fiscal 2005, Westland filed with Bernalillo County an application for approval of an approximately 15,000 acre master plan area located south of I-40. The planned area has been named Zacate and is in the early stages of development and approval.

.

4. Westland has a continuing corporate program of donating land or otherwise assisting in projects that Management believes have a long term beneficial effect to the development and furtherance of the educational and health of the community and citizens. In the past it has donated lands for various purposes and continues to receive requests, which it has evaluated. During fiscal 2004, it donated 10 acres to a manufacturing company to assist it in locating its business to Albuquerque. Another owner donated approximately an additional 40 acres, and the 50 acre parcel is being developed to meet the manufacturer's needs. In fiscal 2005, Westland donated 15 acres to Albuquerque Public Schools as a part of the sale of land.

E. Reinvestment Properties

As part of Westland's plans to defer the tax burden arising from the sale of its lands to the National Park Service under threat of condemnation for inclusion in the Petroglyph National Monument, it reinvested the sale proceeds in the properties discussed below and two vacant land parcels. As a result of these purchases, Westland believes that it has deferred payment of taxes on the sales of land to the National Park Service. Westland extended this reinvestment program to other money received as a result of the condemnation of any of its properties by any governmental unit.

The Commercial properties are the following:

a)

A commercial building at Coors Boulevard and Sequoia Road in Albuquerque at a cost of $2,630,000, $1,389,328 of which is subject to a Mortgage upon which Westland must pay monthly payments of $17,970. This building has been leased to Walgreen Company for 20 years at a fixed rent of $19,173 per month plus additional rent based upon a formula of gross sales up to a maximum rent of $460,161 in any one year.

b)

A commercial building in Albuquerque's Midway Industrial Park at a cost of $1,074,000, $555,689 of which is subject to a Mortgage upon which Westland must make monthly payments of $6,893. This building is currently leased to Optomec on a month to month basis at a fixed monthly rental of $7 per square foot.

c)

A commercial building located at Coors Boulevard and Central Avenue at a cost of $3,593,000, which is subject to a mortgage of $2,157,558 requiring payments of $24,682 per month. The building has been leased to Walgreen Company on a minimum 20-year lease at a fixed rent of $26,122 per month plus a percentage of gross sales, with the maximum annual rent being capped at $626,922. Walgreen Company may continue the term of the lease for an additional 40 years.

d)

A commercial building located at the SE corner of Eubank and Spain, N.E., at a cost of approximately $1,331,000, which is subject to a mortgage of $697,357 requiring payments of $9,079 per month. The building has been leased to Marie Callender Pie Shops, Inc., on a minimum 10-year lease at a fixed rent of $11,000, plus a Percentage Rent in the amount of 6% of Annual Gross Sales in excess of $132,000. The tenant has the right to renew the lease for as many as three 5-year terms. Although Marie Callender Pie Shops, Inc., continues to pay rent for the building, it currently is subleasing the building.

e)

A commercial building located in El Paso, Texas at a cost of approximately $3,907,000, which is subject to a mortgage of $2,674,661 requiring payments of $25,403 per month. The building is leased to Walgreen Company on a minimum 20-year lease at a fixed rent of $28,167 per month, plus a percentage of gross sales with a maximum annual rent of $676,000.

f)

An office building located in Albuquerque, New Mexico at a cost of approximately $1,662,000 which is subject to a mortgage of $1,203,125 requiring payments of $5,208 + interest at LIBOR + 2% (5.14% at June 30, 2005). 100% occupied multi-tenant office space with leases of 5 years.

g)

An office building located in Albuquerque, New Mexico at a cost of approximately $1,553,000 which is subject to a mortgage of $993,667 requiring interest only payments of LIBOR + 2.5% (5.64% at June 30, 2005). 70% occupied multi-tenant office space with leases of 5 to 10 years.

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

The implementation of impact fees by the City of Albuquerque have resulted in builders asking for discounted prices for lots, but has not, as yet, had any adverse effect on Westland's ability to sell property in competition with developers of land located in neighboring counties upon which no such impact fees may be assessed. (See "Governmental Regulations".)

Employees

As of June 30, 2005, Westland had nine full-time and seven part-time employees. Westland's president, who is also a director, is a full time employee. Ms. Georgia Baca, a director, is a part time employee. Westland also has contractual relationships with a person who is an officer and a director, who provides various services to Westland outside his duties as a director or officer.

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

Although compliance with federal, state, and local provisions relating to the protection of the environment, including laws regulating subdivisions and land-use planning and endangered species, has in recent years had no material effect upon the capital expenditures, earnings and competitive position of Westland, no assurance can be given that this situation will continue. Requests relating to drainage, traffic flow and similar matters from the City of Albuquerque have occasionally delayed the receipt of necessary approvals and required modification of development proposals. The expected opening of the Eclipse plant at Double Eagle II Municipal Airport to the north of Westland's land on Paseo del Volcan may have an impact on the use of and planning for Westland's land in the vicinity of the airport. Management believes the construction of the Eclipse factory at Double Eagle II Airport and the construction of a manufacturing plant in the same area, will favorably impact the value of Westland's lands. However, some City Council members are insisting that the size of the connecting water line be so small as to prohibit tie-ins by other users, including Westland.

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

A mandate by the State Legislature for implementation of Impact Fees may result in Westland's lands being disadvantaged because the fees that surrounding municipalities and counties charge may be less than those that will be charged by Albuquerque and Bernalillo County. Bernalillo County began the assessment of such fees on January 1, 1996, but Albuquerque has only recently implemented the fees.

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

Most of Westland's land lies outside the municipal limits of the City of Albuquerque and is not furnished with water or other services. Westland experienced little difficulty in having its previous developments furnished with services, but the same cannot be assumed for other areas of Westland's land and future developments.

Other Factors Affecting Development of Westland's Land

Various activist groups, as well as neighborhood organizations occasionally take actions that might have some impact upon or delay Westland's plans for the development of some of its lands. Management is aware that some people or small groups of people continually express opposition to Westland's operating plans.

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

Westland also owns the Atrisco Urban Center office building, comprising approximately 11,097 square feet, 4,166 of which is leased to a Bank , while the remainder is used by Westland for its executive offices. This building is collateral for a $712,500 bank line of credit obtained in July, 2002. Westland also owns seven commercial buildings that are leased to others. (See "Item 1. Business - Reinvestment Properties.")

Interstate Highway I-40, the main east-west highway through Albuquerque, crosses Westland's land. Access to Westland's land from Interstate 40 is provided by the Coors Boulevard interchange near the eastern edge of Westland's land, by the Unser Boulevard interchange at the western edge of the Atrisco Urban Center, by the 98th Street interchange to the west of the Atrisco Urban Center and by the Paseo del Volcan interchange where I-40, Paseo del Volcan and Central Avenue meet. Running north from the I-40 interchange, Paseo del Volcan traverses about 4 1/2 miles of Westland's land to the Double Eagle II Airport. Bernalillo County has extended Paseo del Volcan south of the I-40 interchange to the point at which it intersects Dennis Chavez Blvd. (formerly Rio Bravo) to form an inner loop for the City's southwest quadrant.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Because ownership of Westland's stock is restricted in the manner discussed below, no established public trading market exists for Westland's outstanding shares and, to the best of Westland's knowledge, no dealer has made, is making, or is attempting to create such a market from which to determine an aggregate market value of any of Westland's stock. In 1989, Westland entered into an arrangement with an independent stockbroker to broker transactions in Westland's stock between shareholders. The broker has informed Westland that the price at which Westland's common stock had been bought and sold by Westland's shareholders during the ninety (90) days preceding this date of this report has been $20 per share.

Since 1982, the outstanding shares have been subject to restrictions imposed by a majority of Westland's shareholders who amended Westland's Articles of Incorporation. Those Articles prohibit (with certain limited exceptions) transfer of Westland stock to persons other than lineal descendants of the original incorporators of the Town of Atrisco (a New Mexico Community Land Grant Corporation).

The following table sets forth as of September 15, 2005, the number of holders of the classes of Westland's shares:

Number of
Title of Class	Record Holders

No Par Value Common	6083
$1.00 Par Value Common	Class B	51

Dividends: During fiscal year ended June 30, 2005 Westland paid cash dividends to shareholders of $797,159, inclusive of associated costs. Subsequent to June 30, 2005, the Company paid a cash dividend of $1.00 per share for an aggregate dividend payment to the shareholders of $797,177, inclusive of associated costs .

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

In the past fiscal year, land sales were greater than during the prior year as the Company experienced increased sales of improved residential lots and a 53 acre large parcel sale to Albuquerque Public Schools.

During fiscal 2005, Albuquerque continued the growth pattern that has benefited Westland during the past ten years. Albuquerque continues to be one of the fastest growing cities in the Southwest and, because of certain geographical and other limitations on its growth, Westland's lands lie directly in the path of future predictable growth patterns. Sales of improved residential lots in fiscal 2004 were approximately $7,598,000, and large parcel sales were approximately $5,013,000. Sales of improved residential lots in fiscal 2005 were approximately $19,187,000 and large parcel sales were approximately $2,642,000.

Westland's future revenues will continue to be largely dependent upon the sale of land. The Company's assets are illiquid, comprising principally undeveloped land. Sales are dependent upon the market conditions in Albuquerque.

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

Land is Westland's principal capital resource, and is valued, for financial accounting purposes, at its 1907 value plus the cost of improvements. Westland's balance sheet does not reflect the actual current value of this asset. The Company has no current appraisals of the land and, therefore, the actual value of the land is not known. The carrying value of the land was increased during each of the last three fiscal years, due to increased investment. The carrying value will be increased or decreased regularly as Westland acquires, sells or develops parcels of land. Management believes the June 30, 2005 carrying value of the land is substantially less than its current market value. Westland's balance sheet also segregates income-producing properties, which consist of commercial real estate and improvements. The actual value of Westland's land varies depending on national and local market conditions and the amount and proximity of roads, utilities and other amenities to the land under development. As Albuquerque continues to grow, the land value of both developed and undeveloped land should increase.

As reported in prior years, Westland has received approval of its Master Plan, the initial 1,600 acres of which are called The Petroglyphs, by both the City of Albuquerque and Bernalillo County. The area lies north of Interstate 40 and south of the Petroglyph National Monument between Unser Boulevard and Paseo del Vulcan Road. It consists of approximately 6,400 acres, but does not include any land located within the Monument and will have no adverse impact on the Monument. During fiscal year 2001, the City of Albuquerque annexed the initial 1,665 acres of the master planned area. This has permitted sewer and water services to be extended in an orderly manner to that acreage as it is being developed. Westland has agreed with the City that it will pay the cost of the infrastructure normally paid for by the City for new development in the master planned area and will recover those costs through a fee charged by the City as each lot is connected to the services. Sale of the initial parcels of land within the initially annexed area began in mid fall of calendar 2004, and are anticipated to continue into the foreseeable future.

Westland's long term business philosophy is to enhance the value of its land through careful planning and development, while retaining ownership of a major portion of the land in perpetuity and simultaneously increasing the value of Westland's stock and to provide dividends for its shareholders, when consistent with Westland's need for a sufficient cash flow to meet current operating expenses.

Financial Condition:

During fiscal 2005, total assets increased to $41,959,595 from $40,343,148, and liabilities decreased from $24,496,595 to $21,608,056. During fiscal 2005 Westland invested $1,654,404 in income producing and other assets while during 2004 it invested $1,729,834 in such property and assets. Cash and cash equivalents increased by $587,520. Operations generated $6,077,333 during the period. In addition, the company reduced its indebtedness under short-term lines of credit and construction loans related to the Petroglyph development by $3,054,761, net. $797,159 was paid to shareholders in the form of dividends. Taken together, land held for development and income-producing properties, which aggregate approximately $23,713,809, decreased by $7,049,863 net of depreciation. Of this decrease, $7,230,761 of costs associated with the Petroglyphs' water system were reclassified as a receivable from the City of Albuquerque.

At June 30, 2005, the Company maintained lines of credit with a local bank aggregating $7,000,000, collateralized by approximately $4,000,000 of treasury securities. The purpose of these lines is to provide funds necessary for its continued expansion. At year-end, the outstanding balances totaled $1,290,000.

During fiscal 2006, the Company will be obligated to pay income tax of approximately $1,889,683 should replacement properties totaling $4,724,208, for lands sold under condemnation, not be reinvested. Management diligently seeks income-producing properties for acquisition as replacement properties and fully expects to offset this tax obligation.

During the year fiscal year ended June 30, 2005, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to cover its capital requirements and construction expenditures. The Company anticipates that internal cash generation and current debt capacity will be sufficient to meet all of its capital requirements and construction expenditures for the current fiscal year. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements. At June 30, 2005, the two largest components of the Company's liabilities were notes and mortgages payable of $11,200,342 and deferred taxes of $7,217,426. The mortgage debt service is paid from the receipt of rental revenue, and taxes deferred by the acquisition of the properties subject to these mortgages will not have to be repaid until and if the properties are sold. Beginning in 2003, the Company entered into various construction contracts for the development of a water infrastructure system for new residential and commercial properties. In March, 2005 the water system was transferred to the City of Albuquerque at a cost of $7,230,761. The Company will begin receiving reimbursement of the cost of this system beginning in March, 2006.

Results of Operations:

In fiscal 2005, land revenues increased by $9,022,346 from $12,806,804 in 2004 to $21,289,150. During 2005, non-condemnation large parcel land sales decreased by $2,370,998 from $5,013,215 to $2,642,217. Improved lot sales increased by $11,589,000 as sales within the Petroglyph Master Plan began. The related cost of land revenues increased by $7,608,418 from $3,790,191 in 2004 to $11,398,609. The gross profit ratio on all sales decreased from 71% to 38% because of the shift in sales efforts from large parcel sales to developed lot sales, which bear significantly higher improvement costs. Rental revenue increased from $1,213,190 to $1,373,851 and the related costs increased from $309,596 to $430,782. General, administrative and operating expense decreased by $3,672 from $2,537,765 to $2,534,093.

ITEM 7: FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Stockholders

Westland Development Co., Inc.

We have audited the accompanying balance sheet of Westland Development Co., Inc. as of June 30, 2005, and the related statements of earnings, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's intended control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used statement presentation. We believe that our audits provide a reasonable basis for our opinion.and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westland Development Co., Inc. as of June 30, 2005, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Oklahoma City, Oklahoma

August 26, 2005

BALANCE SHEET

June 30, 2005

ASSETS

Cash and cash equivalents

Unrestricted	$ 5,320,873
Restricted	4,196,456
9,517,329

Receivables

Real estate contract (note B)	65,548
Utility Expansion Charges - Current (note C)	246,186
Other receivables	817,451
Prepaid expenses and other assets	212,591
Land and improvements held for future development (notes C and E)	9,913,092
Income-producing properties, net (notes D and E)	13,800,717

Property and equipment, net of accumulated depreciation of $62057,559358
(note E)	402,105

Utility Expansion Charges - Long-term (note C)	6,984,576

$ 41,959,595
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities	$ 1,411,779
Deferred income taxes (note F)	7,217,426
Notes and mortgages payable (note E)	11,200,342
Income taxes payable	1,778,509

Total liabilities	21,608,056
Commitments and contingencies (notes E and K)

Stockholders' equity (note G)

Common stock - no par value; authorized, 736,668 shares; issued and outstanding, 709,827 shares	8,500
Class B common stock - $1 par value; authorized, 491,112 shares;
issued and outstanding, 85,100 shares	85,100
Additional paid-in capital	491,061
Retained earnings	19,766,878
Total Stockholders' equity	20,351,539

      $ 41,959,595

STATEMENTS OF EARNINGS

Year ended June 30,

2005	2004

Revenues

Land	$ 21,829,050	$12,806,804
Rentals	1,373,851	1,213,190
	23,202,901	14,019,994

Costs and expenses

Cost of land revenues	11,398,609	3,790,191
Cost of rentals	430,782	309,596
Other general, administrative and operating	2,534,093	2,537,765
	14,363,484	6,637,552

Operating income	8,839,417	7,382,442

Other (income) expense

Interest income	(99,250)	(111,456)
Gain on sale of joint venture interest	(16,511)	-
Other income	(303,658)	(199,564)
Interest expense	381,598	492,835
Total other (income) expense	(37,821)	181,815

Earnings before income taxes	8,877,238	7,200,627

Income tax expense (note F)	3,575,093	2,889,871

NET EARNINGS	$ 5,302,145	$ 4,310,756

Weighted average common shares outstanding, basic and diluted	794,929	796,874

Earnings per common share, basic and diluted	$6.67	$5.41

Dividends paid per common share	$1.00	$1.00

STATEMENT OF STOCKHOLDERS' EQUITY

Years ended June 30, 2005 and 2004

Class B
Common stock	Common stock	Additional
no par value	$1 par value	paid-in	Retained
Shares	Amount	Shares	Amount	capital	earnings	Total

Balances at June 30, 2003	712,545	$8,500	85,100	$85,100	$551,456	$11,750,958	$12,396,014

Net earnings	-	-	-	-	-	4,310,756	4,310,755

Cash dividends paid - $1.00 per share	-	-	-	-	-	(799,822)	(799,822)

Acquisition and cancellation of common stock	(2,711)	-	-	-	(60,395)	-	(60,395)

Balances at June 30, 2004	709,834	8,500	85,100	85,100	491,061	15,261,892	15,846,553

.

Net earnings	-	-	-	-	-	5,302,145	5,302,145

Cash dividends paid - $1.00 per share	-	-	-	-	-	(797,159)	(797,159)

Acquisition and cancellation of common stock	(7)	-	-	-	-	_____-(797,159)	_____-(797,159)

Balances at June 30, 2005709,827$8,50085,100$85,100$491,061$19,766,878$20,351,539

STATEMENTS OF CASH FLOWS

Year ended June 30,

2005	2004

Increase in Cash and Cash Equivalents

Cash flows from operating activities

Cash received from land sales and collections on real estate

contracts receivable	$21,132,216	$ 12,830,361
Development and closing costs paid	(11,391,603)	(11,585,974)
Cash received from rental operations	1,373,851	1,213,190
Cash paid for rental operations	(55,928)	(8,895)
Cash paid for property taxes	(99,309)	(42,473)
Interest received	99,250	111,456
Interest paid	(371,178)	(468,865)
Income tax paid	(3,134,512)	(1,698,598)
Other general and administrative costs paid	(1,779,112)	(1,845,947)
Other	303,658	199,314

Net cash provided by (used in) operating activities	6,077,333	(1,296,431)

Cash flows from investing activities

Cash released from escrow	-	2,000,000
Capital expenditures	(1,654,404)	(1,729,834)
Distributions from joint venture	-	-
Change in note receivable - related party	-	-
Proceeds from disposition of assets	16,511	250

Net cash provided by (used in) provided by investing activities	(1,637,893)	270,416

Cash flows from financing activities

Borrowings on notes and mortgages	13,569,342	10,308,007
Repayments of notes and mortgages	(16,624,103)	(5,847,773)
Payment of dividends	(797,159)	(799,822)
Purchase of common stock	-	(60,395)

Net cash provided by (used in) financing activities	(3,851,920)	3,600,017

NET INCREASE IN CASH AND CASH EQUIVALENTS	587,520	2,574,002

Cash and cash equivalents at beginning of year	8,929,809	6,355,807

Cash and cash equivalents at end of year$ 9,517,329$ 8,929,809

STATEMENTS OF CASH FLOWS - CONTINUED

Year ended June 30,

2005         2004

Reconciliation of Net Earnings to Net Cash Provided by Operating Activities

Net earnings	$5,302,145	$ 4,310,755

Adjustments to reconcile net earnings to net cash provided by operating activities

Depreciation	404,363	344,999
Deferred income taxes	(88,563)	(22,258)
Gain on sale of assets	(16,511)	(250)
Change in
Income taxes payable	529,144	1,213,532
Accounts and other receivable	(8,023,518)	63,574
Land and improvements held for future development	8,227,906	(7,804,029)
Prepaid expenses and other assets	28,722	(66,819)
Deferred income leases	(45,901)	27,593
Accounts payable, accrued expenses and other liabilities	(238,878)	656,054
Accrued interest payable	10,420	23,970
Real estate contracts receivable	(11,996)	(43,552)

Net cash provided by (used in) operating activities	$ 6,077,333	$ (1,296,431)

NOTES TO FINANCIAL STATEMENTS

June 30, 2005 and 2004

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

Value of no par common stock as stated in the Articles of Incorporation	$8,500
Additional paid-in capital	224,082
$232,582

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

The Company develops, sells or leases its real estate holdings, most of which are located in or near Albuquerque, New Mexico. The Company may use joint ventures or participation in limited partnerships to accomplish these activities. Revenue sources for the years ended June 30, 2005 and 2004 consist primarily of proceeds from land sales and governmental condemnations and rentals from developed properties, such as single-tenant retail stores and office space. Land sales are primarily to commercial developers and others in the Albuquerque area and certain governmental agencies, and the terms of sale include both cash and, to a lesser extent, internal financing by the Company. Any such financing is collateralized by the associated land. The Company has relied primarily upon cash land sales over the past several years due to the collection risk associated with real estate contracts.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2005 and 2004

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

3.	Cash and Cash Equivalents

Cash and cash equivalents are considered to include highly liquid investments with maturities of three months or less and money market funds.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits and in certain other funds which are not federally insured. Cash equivalents include approximately $4,315,000 in a money market account with an investment banking company. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Restricted cash at June 30, 2005 represents amountstreasury securities pledged as collateral against a $5 million construction line of credit to be used to pay construction contracts for the development of new residential and commercial properties.

4.	Land and Improvements Held for Future Development

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

6.	Recognition of Income on Real Estate Transactions and Rentals

Sales of developed lots to home builders are recognized on a case by case basis dependent upon the transactions satisfaction of the full accrual method requirements of Statement of Financial Accounting Standards ("SFAS") No. 66 "Accounting for Sales of Real Estate". Under New Mexico law, conveyance may begin once a final plat is filed for a given development. Obtaining a plat requires that the developer either complete in its entirety the infrastructure related to the project or provide financial guarantees in the form of bonds to ensure that the project will be completed. Generally, a homebuilder will contract to

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2005 and 2004

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

6.	Recognition of Income on Real Estate Transactions and Rentals (continued)

purchase a fixed number of lots in a given development. The CompanyWestland's contracts generally require the homebuilder to conclude the purchase of a small number of contracted lots (typically 5-10) at the time the final plat is recorded. Remaining lots are then scheduled in increments a certain number of days from 'substantial completion'. In this event, the Company utilizes the City of Albuquerque Engineer's Acceptance Letter as the event that triggers 'substantial completion'. The vast majority of the Company's sales to homebuilders occur under non recourse cash transactions, subsequent to the 'substantial completion' of the development and as such are recorded utilizing the full accrual method. At the period ended June 30, 2005, the Company was not obligated under additional construction commitments related to any recorded sale. As such, there are no open transactions requiring percentage of completion treatment pursuant to paragraphs 41 and 42 of SFAS 66.

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

7.	Recognition of Income on Real Estate Transactions and Rentals (continued)

The company does not have any grazing lease income associated with any land to which the Company has capitalized project costs. Once a project is under construction or costs related to the development of a project begins being capitalized, no further leasing activities occur which could be offset against capitalized costs under paragraph 10 of SFAS 67. No land held for oil and gas drilling is subject to foreseeable future real estate development.

8.	Income Taxes

Deferred income tax assets or liabilities are determined based on the difference between financial statement and tax bases of certain assets and liabilities as measured by the enacted tax rates in effect using the liability method. Valuation allowances are established by management when necessary to reduce deferred tax assets to the amount expected to be realized.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2005 and 2004

9.	Earnings Per Common Share

Earnings per common share are based upon the weighted average number of common shares outstanding during the year, including the number of no par value common shares which may be issued in connection with eliminating fractional shares (which resulted from the determination made by the Court in an heirship case) and the number of no par value common shares for which the Court ruled that no incorporator or heirs existed (5,047 total shares). The Company has no potential common stock items.

10.	Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

11.	Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment, generally on a property-by-property basis, whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses are recognized based upon the estimated fair value of the asset.

12.	Derivative Instruments and Hedging Transactions

The Company utilizes derivative instruments with respect to the interest rate on a portion of its debt to achieve a more predictable cash flow, as well as to reduce its exposure to rate fluctuations. These transactions are generally interest rate swap agreements and are entered into with financial institutions.

The Financial Accounting Standards Board's SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, and subsequent pronouncements require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company has elected not to designate derivative instruments as hedges in accordance with SFAS No. 133, even if they would otherwise qualify as a hedge. Therefore, the changes in fair value of these instruments that occur prior to their maturity are reported in the statements of earnings as an unrealized gain or loss on interest rate swaps. As of June 30, 2005, the fair value of the agreement was not significant to the financial statements. Amounts recorded as an unrealized gain or loss on interest rate swaps do not represent cash gains and losses. Rather these amounts are temporary valuation swings based on the anticipated future cash flows from the contract. The actual future cash flows will be based on the interest rate in effect at the time of settlement and may be more or less than fair value estimates used at year-end. Actual cash settlements are included in interest expense.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2005 and 2004

NOTE B - REAL ESTATE CONTRACT RECEIVABLE

The real estate contract receivable at June 30, 2005 consists of a contract with variable interest (8% at June 30, 2005), is due in a lump-sum payment of principal and interest at maturity in 2006 and is collateralized by land.

NOTE C - LAND AND IMPROVEMENTS HELD FOR FUTURE DEVELOPMENT AND UTILITY EXPANSION CHARGES

The Company estimates that it presently owns approximately 57,000 acres of land, primarily including land located within the boundaries of the Town of Atrisco Land Grant and land located elsewhere which the Company has acquired since incorporation. Improvements are currently in process on approximately 3,500 acres of the Company's land ('Master Plan' residential community). Improvements consist of abstracts, surveys, legal fees, master and sector plans, infrastructure improvements and other costs related to land held by the Company which are allocated to respective tracts primarily by specific identification of costs.

During the fiscal year ended June 30, 2004, the Company constructed a water infrastructure for the future development of new residential and commercial properties. The total project cost was approximately $7,200,000, was completed in early July 2004, and was transferred to the City of Albuquerque in March 2005. The Company will receive Utility Expansion Charge ("UEC") reimbursements from the City of Albuquerque at an approximate rate of $2,619 per residential hook up beginning in March 2006 until such time that the project cost has been recovered. The Company anticipates a recovery rate of 400 hook ups ($1,047,600) per year and anticipates full recovery within 7-10 years.

Plans for ultimate development of the remaining property have not been finalized.

Land and improvements consist of the following at June 30, 2005:

Land	$ 2,349,402
Improvements	7,563,390

$ 9,913,092

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2005 and 2004

NOTE D - INCOME-PRODUCING PROPERTIES

Income-producing properties consist primarily of five single-tenant retail store buildings and a portion of the Company's office building and are summarized as follows at June 30, 2005:

Buildings and equipment	$ 11,499,567
Less accumulated depreciation	2,404,038
9,095,529
Land	4,705,188
$ 13,800,717

The Company's rentals from income-producing properties are principally obtained from tenants through rental payments as provided for under noncancelable operating leases. The lease terms range from one to 20 years and typically provide for guaranteed minimum rent, five-year renewals at tenants' option, percentage rent and other charges to cover certain operating costs. Three of the Company's leases with total annual receipts of approximately $881,000 are with a single national retail drug store chain.

Minimum future rentals from income-producing properties on noncancelable tenant operating leases as of June 30, 2005 are as follows:

Year ending June 30,

2006	1,507,115
2007	1,458,120
2008	1,377,885
2009	1,127,113
2010	1,019,867
Thereafter	6,379,642

$ 12,869,742

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2005 and 2004

NOTE E - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable are summarized as follows at June 30, 2005:

Promissory note, due in monthly installments of $17,970 through May 2015, including interest at 9.37%; collateralized by income-producing properties	$ 1,389,329
Promissory note, due in monthly installments of $9,079 through July 2014, including interest at 8%; collateralized by income-producing properties	697,357
Note payable, due in monthly installments of $6,893 through September 2015, including interest at 8.75%; collateralized by income-producing properties	555,690
Mortgage note, due in monthly installments of $24,682, including interest at 8.52%, due November 1, 2016; collateralized by income-producing properties	2,157,558
Mortgage note, due in monthly installments of $25,403, including interest at 7.8%, due April 15, 2020; collateralized by income-producing properties	2,674,661
Revolving line of credit with a bank with borrowings up to $2,000,000, variable interest payable quarterly (54.7525% at June 30, 2005), payable on demand, if no demand is made principal due November 25, 2005; uncollateralized (1)	-
Mortgage note, due in monthly installments of $1,349, including interest at 9%, due January 2007; collateralized by specific tracts of land	22,653
Mortgage note, interest at 7%, interest due annually in installments of $15,146, lump-sum payment of all outstanding principal and interest due October 4, 2007; collateralized by specific tracts of land	216,302

Mortgage note, variable interest at LIBOR+2 (5.14%) at June 30, 2005), principal in the amount of $5,,208 due monthly with accrued interest. All outstanding principal and interest due September 24, 2009; collateralized by income producing properties (1)	1,203,125

Mortgage note, variable interest at LIBOR + 2.5 (5.64%) at June 30, 2005), accrued interest due monthly. All outstanding principal and interest due November 19, 2009; Mortgage is subject to an interest rate swap agreement at a rate of 7%; collateralized by income producing properties (1), (2)	993,667

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2005 and 2004

NOTE E - NOTES AND MORTGAGES PAYABLE (CONTINUED0

Revolving line of credit with a bank with borrowings up to $5,000,000, variable interest payable monthly at LIBOR + 2.25 (5.39% at June 30, 2005), payable on demand, if no demand is made principal due Jaunary 27, 2006; Collateralized by Treasury Bills account held with same bank. (1)	1,290,000

$ 11,200,342

(1)

                 At June 30, 2005, the Company has debt agreements with one lender that contain certain covenants that require, among other things, that the Company maintain a specified tangible net worth, as defined in the agreement, and net profitability, and provides for limitations on indebtedness. At June 30, 2005, the Company was in compliance with all such covenants.

(2)

In June 2005, the Company entered into an interest rate swap agreement with Compass Bank to mitigate risk associated with the floating interest rate on a portion of its debt. Interest rate swaps are contractual agreements between two parties for the exchange of interest payments on a notional principal amount and agree-upon fixed or floating rates, for a defined period of time.

The interest rate swap agreement has not been designated as a hedging instrument. The estimated fair value of the agreement at June 30, 2005 is not significant to the financial statements. The fair value of the agreement is determined by Compass Bank and is based on the estimated future net cash flows anticipated under the terms of the agreement using the applicable yield curve as of the valuation date. The Company may be exposed to credit loss in the event of nonperformance by Compass Bank, but does not anticipate nonperformance.

Aggregate required principal payments on notes and mortgages payable as of June 30, 2005 are as follows:

Year ending June 30
2006	$ 1,763,701
2007	718,111
2008	531,961
2009	573,389
20010	1,612,159
Thereafter	6,001,021

$11,200,342

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2005 and 2004

NOTE F - INCOME TAXES

An analysis of the deferred income tax assets and liabilities as of June 30, 2005 is as follows:

Deferred tax assets
Land improvements held for future development	$149,094
Land repossession	101,783
Property and equipment	139,057
Liabilities not currently deductible	79,125
380,496
Deferred tax liabilities
Deferred tax gain on involuntary conversion of land	7,686,485

Net deferred tax liability	$7,217,426

Income tax expense(benefit) consists of the following:

Year ended June 30,

2005        2004

Current
Federal	$2,993,526	$2,294,873
State	670,130	572,740
	3,663,656	2,867,613
Deferred
Federal	(77,177)	17,806
State	(11,386)	4,452
	(88,563)	22,258

$3,575,093	$2,889,871

NOTE F - INCOME TAXES - CONTINUED

The income tax provision is reconciled to the tax computed at statutory rates as follows:

Year ended June 30,

2005        2004

Tax expense at statutory rates	$3,021,661	$2,448,212
State income taxes, net of federal benefit	448,548	361,472
Nondeductible expenses	18,737	33,067
Other	86,147	47,120

Total expense	$3,575,093	$2,889,871

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2005 and 2004

NOTE G - COMMON STOCK

Under its original Articles of Incorporation (the "Articles"), the Company was authorized to issue 1,964,448 shares of common stock. During 1999, the Articles were amended to eliminate the authority to issue 736,668 shares of Class A common stock for $1.45 per share. The remaining authorized stock is as follows:

(a)	736,668 shares of no par value common stock to represent $8,500 estimated value of land held by the Town of Atrisco;

(b)

491,112 shares to be sold for a price to be determined by the Board of Directors, designated as Class B, $1 par value common stock. The holders of no par value common stock have no preemptive rights to purchase Class B stock.

At June 30, 2005, 5,047 shares of no par value common stock, upon judicial determination, can be distributed to stockholders of record as of the date of incorporation.

There is no established market for the Company's common stock. At June 30, 2005, 709,827 shares of the Company's no par value common stock were issued and outstanding. There are 5,047 shares of no par value common stock issuable; 1,872 shares which may be issued in connection with eliminating fractional shares which resulted from the determinations made by the court in the heirship case and                        3,175 shares which represent shares for which the court in the heirship case ruled that no incorporator or heirs existed. The Company also has reacquired and canceled 21,794 shares of no par value common stock which have been constructively retired. These shares have not been formally retired and, as such, may be issuable to stockholders of record as of the date of incorporation.

During the year ended June 30, 1999, the Board of Directors approved protection against takeover measures whereby a threat of change of three or more directors in any one year would result in directors threatened with replacement being granted an immediate Class B stock bonus of 5,000 shares if in office as a director ten years or more, and 2,500 shares of Class B stock if in office as a director for less than ten years. The maximum number of shares which could be issued under this agreement at June 30, 2005 is 35,000 shares.

On July 28, 2005, the Board of Directors approved payment of a $1 per share dividend to be paid on August 18, 2005 to holders of record on August 11, 2005.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2005 and 2004

NOTE H - SEGMENT INFORMATION

The Company operates primarily in two industry segments. They are as follows:

Land	- Operations involve the development and sale of tracts, both residential and commercial. In addition, included are incidental revenues from leasing of grazing rights.

Rentals	- Operations involve rentals from five single-tenant retail store buildings and a portion of the Company's office building.

Financial information for each industry segment is summarized as follows:

	2005				2004
		General				General
Land	Rentals	corporate	Total	Land	Rentals	corporate	Total

Revenues	$21,829,050	$ 1,373,851	$-	$23,202,901	$12,806,804	$ 1,213,190	$-	$14,019,994
Operating income	10,430,441	943,069	(2,534,093)	8,839,417	9,016,614	903,593	(2,537,765)	7,382,442
Interest income	-	-	99,250	99,250	-	-	111,456	111,456
Interest expense	-	351,999	29,599	381,598	-	418,219	74,616	492,835
Income tax expense	-	-	3,575,093	3,575,093	-	-	2,889,871	2,889,871
Identifiable assets	9,913,092	13,800,717	18,245,786	41,959,595	18,194,550	12,622,674	9,525,924	40,343,148
Capital expenditures	-	1,552,897	101,507	1,654,404	-	1,662,716	67,118	1,729,834
Depreciation	-	374,855	29,508	404,363	-	294,885	50,517	345,402

General corporate assets consist primarily of cash, furniture, equipment and a portion of an office building, of which the remaining portion is included in rentals.

NOTE I - BENEFIT PLANS

The Company has certain defined contribution employee retirement plans that provide for employee and employer contributions. The Company's contribution expense for these plans was approximately $148,000 and $151,000 for 2005 and 2004, respectively.

NOTE J - SALES TO MAJOR CUSTOMERS

Sales to major customers are summarized as follows:

During the year ended June 30, 2005, land sales to three customers individually accounted for 23%, 19% and 13% of total revenues.

During the year ended June 30, 2004, land sales to three customers individually accounted for 21%, 14% and 14% of total revenues.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2005 and 2004

NOTE K - COMMITMENTS AND CONTINGENCIES

The Company is engaged in various lawsuits either as plaintiff or defendant which have arisen in the conduct of its business which, in the opinion of management, based upon advice of counsel, would not have a material effect on the Company's financial position or results of operations. At June 30, 2004, the Company's balance sheet included an accrual of approximately $346,000 related to claims asserted by other parties in conjunction with land development agreements totaling approximately $1,300,000 with which the Company did not agree. The Company settled these disputes with no gain or loss through an agreement with the City of Albuquerque during the current year whereby Westland transferred its interest in the Campos De Suenos well and its 1/2 interest in the Tierra Oeste sewer line. All accruals related to this dispute have been removed during the current year.

The Company has entered into employment contracts with eight of its key officers and employees for periods of one to six years and may include automatic renewals for 2 additional 3 year periods. In the event of involuntary employee termination, these employees may receive from one to six times their annual compensation. The remaining terms under the agreements range from one to six years and the maximum severance that could be paid under the contracts is approximately $3,200,000.

The Company has deferred gains for tax reporting for the involuntary conversion of land by govern-mental authorities resulting in deferred tax liabilities. The deferral requires that the Company replace the land with the proceeds of conversion within specified time limits. As of June 30, 2005, the Company must purchase replacement property of at least $4,724,208 by June 30, 2006 (extension to June 30, 2007 allowable), in order to comply with the requirements of its election for income tax deferral. If replacement property is not purchased, the Company may be required to pay income taxes on the conversions of approximately $1,890,000 for the year ended June 30, 2006.

NOTE L - FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2005 and 2004

NOTE L - FINANCIAL INSTRUMENTS (CONTINUED)

1.	Cash and Cash Equivalents and Other Receivables

The carrying amount approximates fair value because either the Company has the contractual right to receive immediate payment or because of short maturities of the financial instruments. Restricted cash approximates fair value as the deposit account bears interest at market rates.

2.	Real Estate Contract Receivable and Other Receivable

This note receivable is collateralized by real estate and accrues interest at a variable rate. The fair value of the real estate note approximates the carrying amount.

3.	Utility Expansion Charges

The discounted amount of future cash flows using the Company's current incremental borrowing rate is used to estimate the fair value of long-term utility expansion charges.

4.	Notes and Mortgages Payable

For fixed rate notes and mortgages, the discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar liabilities is used to estimate fair value. The fair value of variable rate notes approximates fair value because the rates adjust to market rate changes.

The carrying amounts and estimated fair values of the Company's financial instruments at June 30, 2005 are as follows:

Carrying	Estimated

amount                                                                                                                                                  fair value

Financial assets
Cash and cash equivalents	$ 9,517,379	$ 9,517,379
Real estate contract receivable	65,548	65,548
Utility Expansion Charges - Current	246,186	246,186
Utility Expansion Charges - Long term	6,984,576	5,556,392
Other receivables	817,451	817,451

Financial liabilities
Fixed rate notes and mortgages payable	7,713,550	7,760,074
Variable rate notes payable	$ 3,486,792	$ 3,486,792

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with Accountants of the kind described by Item 304 of Regulation S-B at any time during Westland's two (2) most recent fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information it must disclose in our filings with the SEC is recorded, processed, accumulated and reported on a timely basis. Our principal executive and financial officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2005. Based on such evaluation, our principal executive and financial officer has concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in timely alerting her to material information related to the Company (and its consolidated subsidiaries) required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

There has been no change in our internal control over financial reporting during the year ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

There was no unreported information required to be disclosed in a Report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following individuals served as Westland's directors and officers during the fiscal year. Westland has no other promoters or control persons.

Name	Position	Age

Directors:

Sosimo S. Padilla	Chairman of the Board of Directors	75
	since July 25, 1989,
	Director since 1971
Barbara Page	President, Chief Executive	71

Officer President and Director

	since July 25, 1989
Joe S. Chavez	Secretary and Treasurer since	68
	2004, Director 1995.
Josie Castillo	Director since 1984	73
Charles V. Pena	Director Since 1996	53
Georgia Baca	Director since 2004	71
Troy K. Benevidez	Director since 2004	38
Ray Mares, Jr.	Director since 2004	55
Randolph M. Sanchez	Director since 2004	44

Officers:

Leroy J. Chavez	Vice President of Development	44
Since 1996

Brent Lesley	Vice President of Marketing	45
	since 1996
Fred Ambrogi	Vice President in Development	55
	since 1999
Linda Blair	Vice President and Office Manager	54
James B. Turk	Controller since 2004	41

The following is biographical information for each director:

Sosimo Sanchez Padilla is a Class B director and is Chairman of the Board of Directors, Vice President and Assistant Secretary/Treasurer. Mr. Padilla has served as a Director since 1971 and has been the Chairman of the Board of Directors for the last 15 years and is a member of the Company's Executive Committee. Mr. Padilla has been retired from Albuquerque Publishing Company for more than 13 years. Mr. Padilla has served on the State of New Mexico Border Research Institute Support Council and National Association of Industrial and Office Properties; was Chairman of the New Mexico Highway Commission from 1982 to 1986; served as a Trustee for the University of Albuquerque; also served as a Director of the Westside Albuquerque Chamber of Commerce; the Greater Albuquerque Chamber of Commerce, and the Albuquerque Hispano Chamber of Commerce. Mr. Padilla was a founder of and for more than 20 years served as a Director of the Bank of New Mexico.

Barbara Page has been a Class A Director, a member of the Executive Committee and Westland's President and Chief Executive and Chief Financial Officer since 1989. Ms. Page is a member of the Albuquerque Economic Forum, is a member of National Association of Industrial and Office Properties, is a board member of Albuquerque Economic Development Inc., and is also a member of the Albuquerque Chamber of Commerce, the Albuquerque West Side Association, the Albuquerque Hispano Chamber of Commerce and New Mexico Home Builders Association. Ms. Page also serves on the Advisory Board of Eclipse Aviation, a corporation whose business is the development of a new executive type aircraft to be manufactured on Albuquerque's West Side.

Joe S. Chavez is a Class B director and has served as a Director since 1995 and as Secretary-Treasurer since the retirement of Mr. David C. Armijo at the end of 2003. He is a member of the Company's Executive Committee. Mr. Chavez served on the Petroglyph National Monument Advisory Committee. For more than the past decade, Mr. Chavez has been a co-owner of Regina's Dance Studio, a business specializing in the sale of gymnastics equipment costume and ballet apparel and coordination of dance performances and other functions. Mr. Chavez was employed as a Sales Consultant with Casey Luna Ford and for more than nine years was . employed by Galles Chevrolet as sales manager and director of its used car department. Mr. Chavez was instrumental in the incorporation and coordination of EIQW (Employment Involvement and Quality of Work Life). Mr. Chavez was employed for 20 years by Kimbell Co., OBA Foodway, as Manager Director of store operations.

Josie G. Castillo, has been a Class C Director since 1984, and served as the Company's Treasurer from 1985 to 1989. She is the a member of the Company's.. From 1983 until her retirement in 1995, she was employed by the Human Services Department of the State of New Mexico in Albuquerque, New Mexico.

Charles V. Pena has been a Class A Director since 1996. He is a member of the Company's Executive Committee. Mr. Pena retired from Safeway stores after 19 years in that employment. During part of that time, he was a member of the Retail Clerk's Union where he sat on two negotiating committees and twice ran for the Presidency of the Union. Mr. Pena attended the University of New Mexico and the University of Albuquerque, majoring in business courses. Since 1993, Mr. Pena owned and operated CJs New Mexican Food Restaurant in Albuquerque, New Mexico until its sale in August of 2004.

Georgia M. Baca, was appointed in 2004 to fill the vacancy created by the death of a Class C director. Ms. Baca has been employed by Westland for more than the past 10 years. Ms. Baca is the Board's liaison with shareholders as the Board's Shareholder Representative.

Troy K Benavidez, is a Class C director who was appointed in 2004 to fill the vacancy created by the retirement of a Class C director. Mr. Benavidez is a graduate of Colorado College with a Bachelor degree in Economics. For the past two years, Mr. Benavidez has been employed as the State Government Affairs Manager for AstraZeneca Pharmaceuticals, LP, in Albuquerque, New Mexico. Prior to that he served as the External Relations Director for the Honorable Jane M. Swift, Governor of Massachusetts; as the Northern Regional Director for the Honorable Pete V.

Domenici, U. S. Senator for New Mexico; as Chief of Staff to the Honorable Walter D. Bradley, Lt. Governor of New Mexico; and as Deputy Chief of Staff for the Honorable Steven H. Schiff, U. S, Representative for the State of New Mexico.

Ray Mares, Jr., is a Class B directors was elected as a director at the 2004 meeting of shareholders. He had originally been appointed to the board to retirement of a Class B director. Mr. Mares is a graduate of Rio Grande High School in Albuquerque. He is also a graduate of the University of New Mexico where he received a Bachelor degree in Business. For more than the past ten years, Mr. Mares has been the Owner/Manager of Briteway Services in Albuquerque. Mr. Chavez served in the Naval Reserve as Front Line Operations, Hydraulics Structural-Line Trouble Shooter

Randolph M. Sanchez, was appointed in 2004 to fill the vacancy created by the retirement of a Class A director. Mr. Sanchez holds a B.S. degree in Business from Columbia College, Columbia, Missouri with emphasis on shopping center management. For the past 8 years, Mr. Sanchez has been the manager of Coronado Center in Albuquerque, and for the 3 years prior thereto was the Marketing Director of that shopping center. Mr. Sanchez has also been the manager of shopping centers located in New Jersey, North and South Carolina and in Texas.

The following is biographical information for each Officer:

As stated above, Mr. Sosimo S. Padilla is the Chairman of the Board of Directors, a Vice President and Assistant Secretary/Treasurer. Ms. Barbara Page is the President, Chief Executive Officer and Chief Financial Officer, and Mr. Joe Chavez is the Secretary-Treasurer for the Company. Other officers of the Company are the following:

Leroy J. Chavez was appointed to the position of Vice President of Development on April 26, 1996. The Company has employed Mr. Chavez since August 1984, with his primary responsibility being the supervision of engineering and development related to the Company's properties. Mr. Chavez' responsibilities include the development of the Company's projects as well as the planning and zoning of its land holdings. Mr. Chavez holds a B.S. degree from the University of New Mexico in Civil Engineering. He is also the qualifying party for the Company's General Contractor's License.

Brent Lesley was appointed to the position of Vice President of Marketing on April 26, 1996. The Company has employed Mr. Lesley since May of 1986. Mr. Lesley's responsibilities are centered on the sale of real property, from undeveloped land to developed lots. Mr. Lesley's responsibilities also include overseeing the acquisition of property for the Company's income property portfolio and the procurement of project financing on both a construction and permanent basis. Mr. Lesley holds a B.S. degree from Iowa State University and an MBA degree from the University of New Mexico.

Fred Ambrogi was appointed to the position of Vice President in the Development Division on December 30, 1999. Mr. Ambrogi has been a Company employee since February 1993. Mr. Ambrogi's responsibilities primarily focus on the planning, design, oversight and coordination of specific Company development projects, including the negotiation, oversight and coordination of project related engineering and construction contracts. Mr. Ambrogi holds a B.F.A. degree from the University of New Mexico in Architecture. He has more than 26 years of experience in land development.

Linda Blair was appointed to the position of Vice President in 2002. Ms. Blair has been with the Company since 1985. She is the Company's Office Manager and she has the responsibility of managing the Company's three cemeteries. Ms. Blair graduated from Kent State University in 1972 with a B.A. degree in Spanish and Sociology.

James B. Turk became the Company's Controller in March of 2004. Mr. Turk holds a degree in Accounting from Adams State University. He was employed as an accountant by Grant Thornton from 1989 until 1992. He has held the financial officer positions with Safe Car, Inc. (1992 to 1996), Roses Southwest Papers, Inc. (1996 to 2000), From 2000 until joining Westland's staff, Mr. Turk was a self employed financial consultant.

Family relationships

None of the Directors, nominees or other Officers of the Company is related (as first cousins or closer) by blood, marriage or adoption to any other Director, nominee, or Officer.

Meetings of the Board

The Board holds regular meetings monthly and special meetings as the business of the Company requires. During the past fiscal year the Board held 10 regular meetings, and one special meeting. All Board members with exception of Mr. Benavidez and Mr. Sanchez attended at least 90% of all directors meetings during the period that they served as a Company Director. Mr. Benavidez' travel schedule conflicted with several board meetings, and Mr. Sanchez' managerial duties conflicted with several meetings but both directors were available by phone if needed and was aware of each item that came before the board and was able to express his agreement or disagreement with any board action undertaken at any meeting which he was unable to attend.

Board Committees

The Company has no nominating or compensation committees, but does have an Executive Committee consisting of Mr. Sosimo Sanchez Padilla, Ms. Barbara Page, Mrs. Josie Castillo Mr. Joe Chavez and Mr. Charles Pena. Pursuant to the Company's Bylaws, the Executive Committee performs those functions delegated to it by the Board. The Executive Committee met 8 times during the past fiscal year.

The Company has no Audit Committee. The entire board considers all audit and financial matters.

During the year, the Company disbanded its Insider Transfer Committee which had been established to review for fairness the purchase or sale of its stock by board members of other insiders. The board felt that because of other safeguards this committee was no longer needed.

ECS, Inc. (formerly El Campo Santo, Inc.)

ECS, Inc., is a wholly owned non-profit corporation that owns, manages and operates 3 cemeteries maintained by the Company. The members of Westland's board of directors are also the board of directors of this subsidiary.

Section 16(a) Beneficial Ownership Reporting Compliance.

No person is known to have failed to file on a timely basis any report required to be filed by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Code of Ethics

The Company has adopted a code of ethics that applies to those officers described in Item 406 of Regulation S-B.

Beneficial Ownership Reporting Requirements

All Directors timely filed all required Forms 3 and Forms 4 relating to their share ownership at the time they became Directors and to report the acquisition or disposition of shares during the year.

ITEM 10: EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the compensation for the fiscal year ended June 30, 2005, 2004 and 2003, including bonuses and deferred cash compensation (if any), of the certain Directors, the Company's Chief Executive Officer and the three other highest paid executive officers:

SUMMARY COMPENSATION TABLE

Annual Compensation

	(a)	(b)	(c)	(d)	(e)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Other Compensation (5)
Barbara Page (1) (2)	2005	110,000	---	16,083	27,500 (5)
President, CEO and Director	2004	110,000	---	16,083	27.500 (5)
	2003	110,000	---	13,967	148,380 (2) (5)

Leroy J. Chavez (2)	2005	107,741	30,000	---	20,661 (5)
Vice President of Development	2004	108,300	25,000	---	19,995 (5)
	2003	81,054	20,000	---	13,407 (5)

Brent Lesley (2)	2005	110,852	30,000	---	21,012 (5)
Vice President of Marketing	2004	104,206	25,000	---	19,381 (5)
	2003	75,458	20,000	---	12,664 (5)

Fred Ambrogi (2)	2005	95,605	25,000	---	18,091 (5)
Vice President	2004	92,520	20,500	---	16,953 (5)
	2003	64,457	20,000	---	11,189 (5)

Linda Blair (2)	2005	68,870	25,000	---	14,081 (5)
Vice President	2004	69,322	20,500	---	13,473 (5)
	2003	65,298	20,000	---	8,719 (5)

Sosimo S. Padilla (3)	2005	---	---	75,762	---
Chairman of the Board	2004	---	---	53,781	---
of Directors	2003	---	52,906	47,776	12,408

Polecarpio (Lee) Anaya (4)	2005	---	---	---	---
Executive Vice President	2004		---	53,507	---
and Director	2003		52,906	47,776	---

1.	Includes the Company paid premium on a life insurance policy owned by Ms. Page and the income taxes thereon which the Company paid (148,380 for fiscal year ended 2003).
2.

Each of the executive officers participates in a Money Purchase Profit Sharing Deferred Compensation Plan (see "Pension Plan" below). This plan provides that the Company will contribute an amount equal to 15 - 25% of the employees annual Salary to their self directed retirement accounts provided that the employee meets all other eligibility requirements for the plan year.

3..	Mr. Padilla is paid $50,000 per year pursuant to a consulting agreement.
4.	Mr. Anaya retired during the fiscal 2004 and was paid the equivalent of two years of Director's fees based upon his $1,400 per month Director Fee.
5.	This table represents the contribution by the Company to each employees retirement account. See Pension Plan, below.

No other executive officer received $100,000 or more in total annual compensation and bonuses at any time during the past three fiscal years.

There were no options issued or outstanding at any time during the fiscal year relating to the purchase of shares of any Class of the Company's securities by members of the Board of Directors.

During fiscal 2003, with the exception of Ms. Page, each director was paid a bonus. Mr. Padilla and Mr. Anaya each received $50,000 and the other directors each received $25,000. No other Bonuses have been paid to any Director. In February of 2004, all director fees were increased to $1,500 per month. Mr. Padilla and Mr. Joe Chavez are paid an additional fee of $300 per month for their extra services as Chairman of the Board and as Secretary-Treasurer, respectively.

Applicable New Mexico gross receipts taxes are added to all amounts paid to directors.

The Company has no long-term compensation arrangements with its directors other than those discussed herein. Certain officers and directors are employed under consulting and employment contracts. See Item 12.

In 1995, the Company purchased for Ms. Page a $500,000 insurance policy on her life with the beneficiaries being Ms. Page's heirs. Since 1995, the Company paid a total of $189,600 in premiums. The applicable taxable portion of the premiums were treated as income to Ms. Page and are reported herein in the discussion of Ms. Page's total compensation during fiscal 2003 appearing in the Summary Compensation Table.

During fiscal 2003, the Company's board of directors declared the bonuses that are described in the Summary Compensation Table.

During fiscal 2004, the board of directors authorized a severance package for any director that is discussed in Item 12

Pension Plan:

Effective January 1, 1997, the Company established a Money Purchase Profit Sharing Deferred Compensation Plan (the "97 Plan") and abandoned the SEP-IRA plan, which it had established in 1991. No payments were made to the abandoned plan after fiscal 1997. Under the '97 Plan, the Company contributed up to 15% of the aggregate earnings of participating employees. During fiscal 2004, 2004 and 2005, $124,224, $151,172 and $147,507, respectively, were contributed by the Company pursuant to the '97 Plan.

Ms. Page, Mr. Leroy J. Chavez, Mr. Lesley, Mr. Ambrogi, and Ms. Blair participate in all employee benefit plans and participate in any bonuses, which may be declared by the Board of Directors.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATERS

On September 15, 2005, there were 709,827 shares of No Par Value Common Stock and 85,100 shares of Class B Stock issued and outstanding. There are no other forms of authorized equity securities. The following table sets forth, as of September 15, 2005, the beneficial ownership of No Par Value Stock and Class B Stock by each nominee and each present Director of the Company and by all officers and Directors as a group. The information as to beneficial stock ownership is based on data furnished by each person. Each person has sole voting and investment power as to all shares unless otherwise indicated. No person is known by the Company to own beneficially 5% or more of its issued and outstanding equity securities.

NOTE: "Beneficial ownership" of stock, as defined by the Securities and Exchange Commission, includes stock which is not outstanding and not entitled to vote or receive dividends, but which an individual has the right to acquire within 60 days pursuant to a vested stock option. There are no unexercised stock options now issued or outstanding and there is no current intent by Management to issue any options in the future.

NO PAR SHARES		CLASS B SHARES
Amount	Percent	Amount	Percent
and	of	and	of
Nature of	Class	Nature of	Class
Beneficial	Beneficially	Beneficial	Beneficially
Ownership	Owned	Ownership	Owned

DIRECTORS

Barbara Page (1)	2,647	*	9,800	11.51
Charles V. Pena	100	*	500	*
Randolph M. Sanchez	14	*	0	-
Sosimo S. Padilla	2,308(2)	*	20,700	24.32
Joe S. Chavez	310	*	200	*
Ray Mares, Jr.	751	*	335	-
Troy K. Benevidez	100	*	0	-
Josie Castillo	738	*	9,500	11.16
Georgia Baca	1,236	*	0	-

OFFICERS:

The Company's other officers, none of whom are lineal descendants of an incorporator of the Town of Atrisco, New Mexico, cannot own shares of the Company's common stock.

Directors and Officers

as a group (12 people)	8,204 (1-3,*) 1.1 (1-3	40,035	47.05

1)	Ms. Page is also the Company's President.
2)	Of which, 46 shares are owned by Mr. Padilla's wife.

*

Represents less than 1% of the issued No Par value common shares. The total of all of the No Par Shares and Class B Shares owned by the Company's Officers and Directors as a group is approximately 6.23% of all such shares that are issued and outstanding.

Beneficial Ownership Reporting Requirements.

All Directors timely filed all required Forms 3 and Forms 4 relating to their share ownership at the time they became Directors and to report the acquisition or disposition of shares during the year.

There were no securities authorized for issuance under any equity compensation plan during any period covered by this Form 10-KSB.

Possible Future Change of Control

The Company's Articles of Incorporation provide that the Company's shares of common stock may be transferred only to lineal descendants of the incorporators of the Town of Atrisco, New Mexico. That restriction has effectively prevented any person not an heir from attempting to acquire control of the Company through the purchase of its shares. In August of 2005, in response to an offer from a third party to make an offer to the shareholders to purchase all of the issued and outstanding shares at a substantial price over the then market price for the shares, the board of directors concluded that the shareholders should have the opportunity to consider such an offer and if approved by the owners of a majority of each class of stock, to amend the articles of incorporation to facilitate the purchase and transfer of shares tendered for purchase. As part of the understanding with the person wanting to make the offer, the Company's board of directors agreed that if the owners of the majority of each class of shares agreed to amend the articles of incorporation that the board would resign to permit the new owner to appoint a new board of directors. If such a change of control should occur, the board of directors would receive the number of shares of Class B common stock discussed herein in Item 12.

Although the Management is not sure that there will ever be any formal offer to the shareholders to purchase their shares, should any other similar offer be presented to the Management, the same decision that the shareholders are entitled to consider the offer would be made and a change of control might occur upon the conclusion of any such effort by any person to acquire the issued and outstanding Company shares.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Directors

During fiscal 2003, with the exception of Ms. Page, each director was paid a bonus. Mr. Padilla and a former director each received $50,000 and the other directors each received $25,000. No other Bonuses have been paid to any Director. In February of 2004, all director fees were increased to $1,500 per month. Mr. Padilla, Mr. Joe Chavez and Mr. Pena are paid an additional fee of $300 per month for their extra services as Chairman of the Board, as Secretary-Treasurer and as Chairman of the Executive Committee, respectively.

Applicable New Mexico gross receipts taxes are added to all amounts paid to directors.

The Company reimburses Management for their out of pocket expenses for lobbying efforts that any of them may spend on behalf of the Company.

In 1995, the Company purchased for Ms. Page a $500,000 insurance policy on her life with the beneficiaries being Ms. Page's heirs. Since 1995, the Company paid a total of $189,600 in premiums. The applicable taxable portion of the premiums were treated as income to Ms. Page and are reported herein in the discussion of Ms. Page's total compensation during fiscal 2003 appearing in the Summary Compensation Table.

During fiscal 2004, the board of directors authorized a severance package for any director who retired prior to December 31, 2003. The amount offered is an amount equal to two years of the retiring director's annual director fees. Three Directors accepted the offer and resigned.

In December of 2002 and confirmed in August of 2005 the board authorized an issuance of Class B stock to board members upon either of two events occurring. The first event would be when there is a threat of change of control with three or more director seats threatened and the second event would be when an offer to acquire a majority of all issued and outstanding shares of Westland common stock. In either event, each director who has served as a director for 10 or more years will be granted a bonus of 5,000 such shares and each director who has served less that 10 years will be granted a bonus of 2,500 shares. At the current time, if such an event should occur, a total of 35,000 Class B shares would be issued to the board of directors.

Employment and Consulting Arrangements with Current Officers:

Since December of 1991 Ms. Page has been employed as the Company's President under a renewable five-year employment agreement. If Ms. Page is involuntarily terminated during the term of the agreement she shall be paid, in addition to any salary earned to the date of such termination, an amount of cash equal to six times the amount of her annual salary plus the cash value of all other employment benefits that have accrued on the date of termination.

Mr. Padilla, the Company's Chairman is paid $50,000 per year for his services to the Company under renewable five-year consulting agreements. If Mr. Padilla's consulting agreement is involuntarily terminated during the term of the agreement he is to be paid an amount of cash equal to six times the annual compensation rate then in effect under the contract.

On April 22, 2005, the employment agreements of the Vice Presidents, Ms. Blair, Mr. Chavez and Mr. Lesley, were amended to provide that these officers were to be employed for a period of six years with automatic extensions for additional six year terms and providing that if an officer is involuntarily terminated the employee will be paid the equivalent of six years salary plus the cash value of all other employment benefits that have accrued on the date of termination. Vice President Ambrogi has a three year employment agreement dated June 3, 2003, that provides that if he is involuntarily terminated he will be paid the equivalent of one years salary, plus the cash value of all other employment benefits that have accrued on the date of termination.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

3(1).	Articles of Incorporation and Bylaws:

3.1	Articles of Incorporation filed as an exhibit to Westland's Registration Statement on Form 10-K on September 28, 1982 and incorporated herein by reference.

3.2	Articles of Amendment to the Articles of Incorporation filed as an exhibit to a Form 8-K dated October 2, 1997 and incorporated herein by reference.

3.3	Restated Bylaws filed as an exhibit with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993 and incorporated herein by reference.

10. Material Contracts:

10.1	Consulting Agreement with Sosimo Padilla, dated December 18, 1992, as filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.
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

10.12

Amended Consulting Agreement with Sosimo Padilla, dated February 24, 2004 filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated herein by reference.

10.13 Amended Employment Agreement with Barbara Page dated February 24, 2004 filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated herein by reference.

10.14	Employment Agreement with Linda Blair dated March 9, 2004 filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated herein by reference.

10.14	Employment Agreement with Leroy Chavez dated March 9, 2004 filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated herein by reference.
10.15	Employment Agreement with Brent Lesley dated March 9, 2004 filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated herein by reference.
10.16	Employment Agreement with Fred Ambrogi dated March 9, 2004 filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated herein by reference.

The following documents are files as exhibits to this Form 10-KSB:

10.13	Employment Agreement with Linda Blair dated April 22, 2005.
10.14	Employment Agreement with Leroy Chavez dated April 22, 2005.
10.15	Employment Agreement with Brent Lesley dated April 22, 2005.
10.16	Employment Agreement with Fred Ambrogi dated April 22, 2005.

99	Principal executive and financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Computation of Per Share Earnings:

Statement regarding computation of per share earnings is incorporated by reference to Note A(9) to the Financial Statements incorporated herein by reference to Westland's Annual Report to Shareholders for the Fiscal year ended June 30, 2005.

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

ITEM 14: PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees:

The aggregate amount of fees billed in each of the last two fiscal years for professional services rendered by Grant Thornton, the Company's principal accountants, for the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by Grant Thornton in connection with statutory and regulatory filings or engagements was $41,150 in fiscal 2004 and $52,243 in fiscal 2005.

Audit Related Fees:

The aggregate amount of fees billed in each of the last two fiscal years for assurance and related services by Grant Thornton that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9(e) of Schedule was $0 in fiscal 2004 and $0 in fiscal 2005.

Tax Fees:

The aggregate amount of fees billed in each of the last two fiscal years for professional services rendered by Grant Thornton for tax compliance, tax advice, and tax planning was $18,775 in fiscal 2004 and $12,924 in 2005.

The services comprising the fees consisted of tax preparation and tax advisory services.

All Other Fees:

The aggregate amount of fees billed in each of the last two fiscal years for products and services provided by Grant Thornton, other than services reported in Item 9(e)(1) through 9(e)(3) of Schedule 14A,was $8,986 in fiscal 2004 and $6,895 in fiscal 2005.

The products and services comprising the fees consisted of accounting research and general advisory services.

Pre-Approval Policies	The Company does not have an audit committee. In audit matters, the Company
and Procedures	acts through its board of directors. The Pre-Approval Policies and Procedures followed by the Board of Directors include a review the timeliness and quality of past services and bills as well as a review of the cost for similar services provided by qualified audit and tax firms in Albuquerque, New Mexico with a view to determining the fairness of the services rendered and the fees billed by Grant Thornton.

% of Grant Thornton	The percentage of hours expended on Grant Thornton's engagement to audit the
contribution:	Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than Grant Thornton's full-time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Westland caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTLAND DEVELOPMENT CO., INC.

By	__________________________________	Date: September 28, 2005
BARBARA PAGE, President, Chief Executive Officer,
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of Westland and in the capacities and on the dates indicated.

By	__________________________________	Date: September 28, 2005
SOSIMO S. PADILLA, Director and Chairman of the Board

By	__________________________________	Date: September 28, 2005
JOE S. CHAVEZ, Secretary-Treasurer and Director

By	__________________________________	Date: September 28, 2005
JOSIE CASTILLO, Director

By	__________________________________	Date: September 28, 2005
GEORGIA BACA, Director

By	__________________________________	Date: September 28, 2005
TROY K.BENEVIDEZ, Director

By	__________________________________	Date: September 28, 2005
JOSIE CASTILLO, Director

By	__________________________________	Date: September 28, 2005
RAY MARES, JR., Director

By	__________________________________	Date: September 28, 2005
CHARLES V. PENA, Director

By	__________________________________	Date: September 28, 2005
RANDOLPH M. SANCHEZ , Director

By	__________________________________	Date: September 28, 2005
RANDOLPH M. SANCHEZ

Certification

I, Barbara Page, the principal executive and financial officer, of Westland Development Co., Inc., certify that:

1, I have reviewed this annual report on Form 10-KSB of Westland Development Co., Inc., SEC file No 0-7775;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15d - 15(f) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the registrant's board of directors:

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 28, 2005

By	__________________________________
Barbara Page, principal executive and financial officer

There are no other certifying officers.

CERTIFICATION PURSUANT TO

SECTION 1350, CHAPTER 63 OF TITLE 18, U.S.C.

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report of Westland Development Co., Inc., (the "Company"), on Form 10-KSB for the year ending June 30, 2005, as filed with the SEC on the date hereof (the "Report"), I, Barbara Page, the principal executive and financial officer, of the Company, certify, pursuant to Section 1350, Chapter 63 of Title 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1 The Report fully complies with the requirement of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 28, 2005

_______________________________________________________

Barbara Page, principal executive and financial officer