Form 10KSB/A
period 2005-06-30
WESTLAND DEVELOPMENT CO INC
filed 2005-09-30
CIK 106423

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

Westland also owns and leases certain commercial buildings.(See "Revenue Producing Properties".)

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

Competition

Westland 's industrial parks - Volcano Business Park and the industrial lands within the planned area now compete, and will continue to compete, with other business and industrial parks in the Albuquerque area, including some that are more established and some that are located nearer the major population centers of Albuquerque.

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

The following table sets forth as of September 15, 2005, the number of holders of the classes of Westland's shares:

Title of Class	Number of Record Holders

No Par Value Common	6083
$1.00 Par Value Common Class B	51

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

Results of Operations :

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board ( United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's intended control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used statement presentation.  We believe that our audits provide a reasonable basis for our opinion.and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westland Development Co., Inc. as of June 30, 2005, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Oklahoma City, Oklahoma

August 26, 2005

BALANCE SHEET

June 30, 2005

ASSETS

Cash and cash equivalents
Unrestricted	$ 5,320,873
Restricted	4,196,456
9,517,329
Receivables
Real estate contract (note B)	65,548
Utility Expansion Charges - Current (note C)	246,186
Other receivables	817,451

Prepaid expenses and other assets	212,591

Land and improvements held for future development (notes C and E)	9,913,092

Income-producing properties, net (notes D and E)	13,800,717

Property and equipment, net of accumulated depreciation of $620,559 (note E)	402,105

Utility Expansion Charges - Long-term (note C)	6,984,576
$ 41,959,595

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, accrued expenses and other liabilities	$ 1,411,779
Deferred income taxes (note F)	7,217,426
Notes and mortgages payable (note E)	11,200,342
Income taxes payable	1,778,509

Total liabilities	21,608,056

Commitments and contingencies (notes E and K)	-

Stockholders' equity (note G)

Common stock - no par value; authorized, 736,668 shares; issued and outstanding, 709,827 shares	8,500
Class B common stock - $1 par value; authorized, 491,112 shares; issued and outstanding, 85,100 shares	85,100
Additional paid-in capital	491,061
Retained earnings	19,766,878
Total Stockholders' equity	20,351,539
$ 41,959,595

STATEMENTS OF EARNINGS

Year ended June 30,

	2005	2004
Revenues	$ 21,829,050	$12,806,804
Land	1,373,851	1,213,190
Rentals	23,202,901	14,019,994

Costs and expenses
Cost of land revenues	11,398,609	3,790,191
Cost of rentals	430,782	309,596
Other general, administrative and operating	2,534,093	2,537,765
	14,363,484	6,637,552

Operating income	8,839,417	7,382,442

Other (income) expense
Interest income	(99,250)	(111,456)
Gain on sale of assets	(16,511)	-
Other income	(303,658)	(199,564)
Interest expense	381,598	492,835
Total other (income) expense	(37,821)	181,815

Earnings before income taxes	8,877,238	7,200,627

Income tax expense (note F)	3,575,093	2,889,871

NET EARNINGS	$ 5,302,145	$ 4,310,756

Weighted average common shares outstanding, basic and diluted	794,929	796,874

Earnings per common share, basic and diluted	$ 6.67	$ 5.41

Dividends paid per common share	$ 1.00	$ 1.00

STATEMENT OF STOCKHOLDERS' EQUITY

Years ended June 30, 2005 and 2004

	Common stock no par value		Class B Common stock $1 par value		Additional paid-in capital	Retained earnings	Total
	Shares	Amount	Shares	Amount
Balances at June 30, 2003	712,545	$8,500	85,100	$85,100	$551,456	$11,750,958	$12,396,014
Net earnings	-	-	-	-	-	4,310,756	4,310,756
Cash dividends paid - $1.00 per share	-	-	-	-	-	(799,822)	(799,822)
Acquisition and cancellation of common stock	(2,711)	-	-	-	(60,395)	-	(60,395)
Balances at June 30, 2004	709,834	8,500	85,100	85,100	491,061	15,261,892	15,846,553
Net earnings	-	-	-	-	-	5,302,145	5,302,145
Cash dividends paid - $1.00 per share	-	-	-	-	-	(797,159)	(797,159)
Acquisition and cancellation of common stock	(7)	-	-	-	-	-	-
Balances at June 30, 2005	709,827	$8,500	85,100	$85,100	$491,061	$19,766,878	$20,351,539

STATEMENTS OF CASH FLOWS

Year ended June 30,

	2005	2004
Increase in Cash and Cash Equivalents
Cash flows from operating activities
Cash received from land sales and collections on real estate contracts receivable	$ 21,132,216	$ 12,830,361
Development and closing costs paid	(11,391,603)	(11,585,974)
Cash received from rental operations	1,373,851	1,213,190
Cash paid for rental operations	(55,928)	(8,895)
Cash paid for property taxes	(99,309)	(42,473)
Interest received	99,250	111,456
Interest paid	(371,178)	(468,865)
Income tax paid	(3,134,512)	(1,698,598)
Other general and administrative costs paid	(1,779,112)	(1,845,947)
Other	303,658	199,314
Net cash provided by (used in) operating activities	6,077,333	(1,296,431)

Cash flows from investing activities
Cash released from escrow	-	2,000,000
Capital expenditures	(1,654,404)	(1,729,834)
Proceeds from disposition of assets	16,511	250
Net cash (used in) provided by investing activities	(1,637,893)	270,416

Cash flows from financing activities
Borrowings on notes and mortgages	13,569,342	10,308,007
Repayments of notes and mortgages	(16,624,103)	(5,847,773)
Payment of dividends	(797,159)	(799,822)
Purchase of common stock	-	(60,395)
Net cash provided by (used in) financing activities	(3,851,920)	3,600,017

NET INCREASE IN CASH AND CASH EQUIVALENTS	587,520	2,574,002

Cash and cash equivalents at beginning of year	8,929,809	6,355,807

Cash and cash equivalents at end of year	$ 9,517,329	$ 8,929,809

STATEMENTS OF CASH FLOWS - CONTINUED

Year ended June 30,

	2005	2004
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$ 5,302,145	$ 4,310,755
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	404,363	344,999
Deferred income taxes	(88,563)	(22,258)
Gain on sale of assets	(16,511)	(250)
Change in
Income taxes payable	529,144	1,213,532
Accounts and other receivable	(8,023,518)	63,574
Land and improvements held for future development	8,227,906	(7,804,029)
Prepaid expenses and other assets	28,722	(66,819)
Deferred income leases	(45,901)	27,593
Accounts payable, accrued expenses and other liabilities	(238,878)	656,054
Accrued interest payable	10,420	23,970
Real estate contracts receivable	(11,996)	(43,552)
Net cash provided by (used in) operating activities	$ 6,077,333	$ (1,296,431)

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

6.   Recognition of Income on Real Estate Transactions and Rentals (continued)

purchase a fixed number of lots in a given development. The CompanyWestland's contracts generally require the homebuilder to conclude the purchase of a small number of contracted lots (typically 5-10) at the time the final plat is recorded. Remaining lots are then scheduled in increments a certain number of days from "substantial completion'. In this event, the Company utilizes the City of Albuquerque Engineer's Acceptance Letter as the event that triggers 'substantial completion'. The vast majority of the Company's sales to homebuilders occur under non recourse cash transactions, subsequent to the 'substantial completion' of the development and as such are recorded utilizing the full accrual method. At the period ended June 30, 2005, the Company was not obligated under additional construction commitments related to any recorded sale. As such, there are no open transactions requiring percentage of completion treatment pursuant to paragraphs 41 and 42 of SFAS 66.

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

7.     Recognition of Income on Real Estate Transactions and Rentals - Grazing leases

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

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2005 and 2004

NOTE C - LAND AND IMPROVEMENTS HELD FOR FUTURE DEVELOPMENT AND  UTILITY EXPANSION CHARGES (CONTINUED)

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
$ 9,913,092

NOTE D - INCOME-PRODUCING PROPERTIES

      Income-producing properties consist primarily of five single-tenant retail store buildings and a portion of the Company's office building and are at June 30, 2005:

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
$ 12,869,742

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2005 and 2004

NOTE E - NOTES AND MORTGAGES PAYABLE

      Notes and mortgages payable are summarized as follows at June 30, 2005:

Promissory note, due in monthly installments of $17,970 through May 2015, including interest at 9.37%; collateralized by income-producing properties	$ 1,389,329

Promissory note, due in monthly installments of $9,079 through July 2014, including interest at 8%; collateralized by income-producing properties	697,357

Note payable, due in monthly installments of $6,893 through September 2015, including interest at 8.75%; collateralized by income-producing properties	555,690

Mortgage note, due in monthly installments of $24,682, including interest at 8.52%, due November 1, 2016; collateralized by income-producing properties	2,157,558

Mortgage note, due in monthly installments of $25,403, including interest at 7.8%, due April 15, 2020; collateralized by income-producing properties	2,674,661

Revolving line of credit with a bank with borrowings up to $2,000,000, variable interest payable quarterly (54.7525% at June 30, 2005), payable on demand, if no demand is made principal due November 25, 2005; uncollateralized (1) -	-

Mortgage note, due in monthly installments of $1,349, including interest at 9%, due January 2007; collateralized by specific tracts of land	22,653

Mortgage note, interest at 7%, interest due annually in installments of $15,146, lump-sum payment of all outstanding principal and interest due October 4, 2007; collateralized by specific tracts of land	216,302

Mortgage note, variable interest at LIBOR+2 (5.14%) at June 30, 2005), principal in the amount of $5,,208 due monthly with accrued interest. All outstanding principal and interest due September 24, 2009; collateralized by income producing properties (1)	1,203,125

Mortgage note, variable interest at LIBOR + 2.5 (5.64%) at June 30, 2005), accrued interest due monthly. All outstanding principal and interest due November 19, 2009; Mortgage is subject to an interest rate swap agreement at a rate of 7%; collateralized by income producing properties (1), (2)	993,667

Revolving line of credit with a bank with borrowings up to $5,000,000, variable interest payable monthly at LIBOR + 2.25 (5.39% at June 30, 2005), payable on demand, if no demand is made principal due Jaunary 27, 2006; Collateralized by Treasury Bills account held with same bank. (1)	1,290,000
$ 11,200,342

(1)           At June 30, 2005, the Company has debt agreements with one lender that contain certain covenants that require, among other things, that the Company maintain a specified tangible net worth, as defined in the agreement, and net profitability, and provides for limitations on indebtedness.  At June 30, 2005, the Company was in compliance with all such covenants.

(2)           In June 2005, the Company entered into an interest rate swap agreement with Compass Bank to mitigate risk associated with the floating interest rate on a portion of its debt by converting $993,667 of the debt to a fixed rate of 7%. Interest rate swaps are contractual agreements

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2005 and 2004

NOTE E - NOTES AND MORTGAGES PAYABLE (CONTINUED)

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

      Aggregate required principal payments on notes and mortgages payable as of June 30, 2005 are as follows:

Year ending June 30,
2006	$ 1,763,701
2007	718,111
2008	531,961
2009	573,389
2010	1,612,159
Thereafter	6,001,021
$11,200,342

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2005 and 2004

NOTE F - INCOME TAXES

      An analysis of the deferred income tax assets and liabilities as of June 30, 2005 is as follows:

Deferred tax assets
Land improvements held for future development	$ 149,094
Land repossession	101,783
Property and equipment	139,057
Liabilities not currently deductible	79,125
380,496
Deferred tax liabilities
Deferred tax gain on involuntary conversion of land	7,686,485
Net deferred tax liability	$7,217,426

      Income tax expense(benefit) consists of the following:

	Year ended June 30,
	2005	2004
Current
Federal	$2,993,526	$2,294,873
State	670,130	572,740
	3,663,656	2,867,613

Deferred
Federal	(77,177)	17,806
State	(11,386)	4,452
	(88,563)	22,258
	$3,575,093	$2,889,871

NOTE F - INCOME TAXES - CONTINUED

      The income tax provision is reconciled to the tax computed at statutory rates as follows:

	Year ended June 30,
	2005	2004
Tax expense at statutory rates	$ 3,021,661	$ 2,448,212
State income taxes, net of federal benefit	448,548	361,472
Nondeductible expenses	18,737	33,067
Other	86,147	47,120
Total expense	$ 3,575,093	$ 2,889,871

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

            Rentals     -     Operations involve rentals from five single-tenant retail store buildings, a multi-tenant office building and a portion of the Company's office building.

      Financial information for each industry segment is summarized as follows:

	2005				2004
	Land	Rentals	General Corporate	Total	Land	Rentals	General Corporate	Total
Revenues	$21,829,050	$1,373,851	$ -	$23,202,901	$12,806,804	$1,213,190	$ -	$14,019,994

Operating income	10,430,441	943,069	(2,534,093)	8,839,417	9,016,614	903,593	(2,537,765)	7,382,442

Interest income	-	-	99,250	99,250	-	-	111,456	111,456

Interest expense	-	351,999	29,599	381,598	-	418,219	74,616	492,835

Income tax expense	-	-	3,575,093	3,575,093	-	-	2,889,871	2,889,871

Identifiable assets	9,913,092	13,800,717	18,245,786	41,959,595	18,194,550	12,622,674	9,525,924	40,343,148

Capital expenditures	-	1,552,897	101,507	1,654,404	-	1,662,716	67,118	1,729,834

Depreciation	-	374,855	29,508	404,363		294,885	50,517	345,402

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

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2005 and 2004

NOTE K - COMMITMENTS AND CONTINGENCIES

     The Company is engaged in various lawsuits either as plaintiff or defendant which have arisen in the conduct of its business which, in the opinion of management, based upon advice of counsel, would not have a material effect on the Company's financial position or results of operations.  At June 30, 2004, the Company's balance sheet included an accrual of approximately $346,000 related to claims asserted by other parties in conjunction with land development agreements totaling approximately $1,300,000 with which the Company did not agree.  The Company settled these disputes with no gain or loss through an agreement with the City of Albuquerque Water Authority during the current year whereby Westland transferred its interest in the Campos De Suenos well and its 1/2 interest in the Tierra Oeste sewer line. All accruals related to this dispute have been removed during the current year.

     The Company has entered into employment contracts with six of its key officers and employees for periods of one to six years and may include automatic renewals for 2 additional 3 year periods.  In the event of involuntary employee termination, these employees may receive from one to six times their annual compensation.  The remaining terms under the agreements range from one to six years and the maximum severance that could be paid under the contracts  is approximately $3,200,000.

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

      The carrying amounts and estimated fair values of the Company's financial instruments at June 30, 2005 are as follows:

	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$ 9,517,379	$ 9,517,379
Real estate contract receivable	65,548	65,548
Utility Expansion Charges - Current	246,186	246,186
Utility Expansion Charges - Long term	6,984,576	5,556,392
Other receivables	817,451	817,451

Financial liabilities
Fixed rate notes and mortgages payable	7,713,550	7,760,074
Variable rate notes payable	$ 3,486,792	$ 3,486,792

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

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following individuals served as Westland's directors and officers during the fiscal year. Westland has no other promoters or control persons.

Name	Position	Age
Directors:
Sosimo S. Padilla	Chairman of the Board of Directors	75
	since July 25, 1989,
	Director since 1971

Barbara Page	President, Chief Executive	71
	Officer and Director
	since July 25, 1989

Joe S. Chavez	Secretary and Treasurer	68
	since 2004, Director since 1995

Josie Castillo	Director since 1984	73
Charles V. Pena	Director since 1996	53
Georgia Baca	Director since 2004	71
Troy K. Benevidez	Director since 2004	38
Ray Mares, Jr.	Director since 2004	55
Randolph M. Sanchez	Director since 2004	44

Officers:
Leroy J. Chavez	Vice President of Development	44
	since 1996

Brent Lesley	Vice President of Marketing	45
	since 1996

Fred Ambrogi	Vice President of Development	55
	since 1999

Linda Blair	Vice President and Office Manager	54

James B. Turk	Controller since 2004	41

The following is biographical information for each director :

Sosimo Sanchez Padilla is a Class B director and is Chairman of the Board of Directors, Vice President and Assistant Secretary/Treasurer. Mr. Padilla has served as a Director since 1971 and has been the Chairman of the Board of Directors for the last 16 years and is a member of the Company's Executive Committee. Mr. Padilla has been retired from Albuquerque Publishing Company for more than 13 years. Mr. Padilla has served on the State of New Mexico Border Research Institute Support Council and National Association of Industrial and Office Properties; was Chairman of the New Mexico Highway Commission from 1982 to 1986; served as a Trustee for the University of Albuquerque; also served as a Director of the Westside Albuquerque Chamber of Commerce; the Greater Albuquerque Chamber of Commerce, and the Albuquerque Hispano Chamber of Commerce. Mr. Padilla was a founder of and for more than 10 years served as a Director of the Bank of New Mexico.

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

Josie G. Castillo , has been a Class C Director since 1984, and served as the Company's Treasurer from 1985 to 1989. She is the a member of the Company's. Executive Committee. From 1983 until her retirement in 1995, she was employed by the Human Services Department of the State of New Mexico in Albuquerque, New Mexico.

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

Georgia M. Baca , was appointed in 2004 to fill the vacancy created by the death of a Class C director. Ms. Baca has been employed by Westland for more than the past 15 years. Ms. Baca is the Board's liaison with shareholders as the Board's Shareholder Representative.

Troy K Benavidez , is a Class C director who was appointed in 2004 to fill the vacancy created by the retirement of a Class C director. Mr. Benavidez is a graduate of Colorado College with a Bachelor degree in Economics. For the past two years, Mr. Benavidez has been employed as the State Government Affairs Manager for AstraZeneca Pharmaceuticals, LP, in Albuquerque, New Mexico. Prior to that he served as the External Relations Director for the Honorable Jane M. Swift, Governor of Massachusetts; as the Northern Regional Director for the Honorable Pete V. Domenici, U. S. Senator for New Mexico; as Chief of Staff to the Honorable Walter D. Bradley, Lt. Governor of New Mexico; and as Deputy Chief of Staff for the Honorable Steven H. Schiff, U. S, Representative for the State of New Mexico.

Ray Mares, Jr .., is a Class B directors was elected as a director at the 2004 meeting of shareholders. He had originally been appointed to the board due to the retirement of a Class B director. Mr. Mares is a graduate of Rio Grande High School in Albuquerque. He is also a graduate of the University of New Mexico where he received a Bachelor degree in Business. For more than the past ten years, Mr. Mares has been the Owner/Manager of Briteway Services in Albuquerque. Mr. Chavez served in the Naval Reserve as Front Line Operations, Hydraulics Structural-Line Trouble Shooter

Randolph M. Sanchez , was appointed in 2004 to fill the vacancy created by the retirement of a Class A director. Mr. Sanchez holds a B.S. degree in Business from Columbia College, Columbia, Missouri with emphasis on shopping center management. For the past 8 years, Mr. Sanchez has been the manager of Coronado Center in Albuquerque, and for the 3 years prior thereto was the Marketing Director of that shopping center. Mr. Sanchez has also been the manager of shopping centers located in New Jersey, North and South Carolina and in Texas.

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

ITEM 10:  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the compensation for the fiscal year ended June 30, 2005, 2004 and 2003, including bonuses and deferred cash compensation (if any), of the certain Directors, the Company's Chief Executive Officer and the three other highest paid executive officers:

SUMMARY COMPENSATION TABLE

Annual Compensation

	(a)	(b)	(c)	(d)	(e)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Other Compensation (5)
Barbara Page (1) (2)	2005	110,000	---	16,083	27,500 (5)
President, CEO and Director	2004	110,000	---	16,083	27.500 (5)
	2003	110,000	---	13,967	148,380(1) (2) (5)

Leroy J. Chavez (2)	2005	107,741	30,000	---	20,661 (5)
Vice President of Development	2004	108,300	25,000	---	19,995 (5)
	2003	81,054	20,000	---	13,407 (5)

Brent Lesley (2)	2005	110,852	30,000	---	21,012 (5)
Vice President of Marketing	2004	104,206	25,000	---	19,381 (5)
	2003	75,458	20,000	---	12,664 (5)

Fred Ambrogi (2)	2005	95,605	25,000	---	18,091 (5)
Vice President	2004	92,520	20,500	---	16,953 (5)
	2003	64,457	20,000	---	11,189 (5)

Linda Blair (2)	2005	68,870	25,000	---	14,081 (5)
Vice President	2004	69,322	20,500	---	13,473 (5)
	2003	65,298	20,000	---	8,719 (5)

Sosimo S. Padilla (3)	2005	---	---	75,762	---
Chairman of the Board	2004	---	---	53,781	---
of Directors	2003	---	52,906	47,776	12,408

Polecarpio (Lee) Anaya (4)	2005	---	---	---	---
Executive Vice President	2004		---	53,507	---
and Director	2003		52,906	47,776	---

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

Pension Plan :

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

DIRECTORS	NO PAR SHARES		CLASS B SHARES
	Amount and Nature of Beneficial Ownership	Percent of Class Beneficially Owned	Amount and Nature of Beneficial Ownership	Percent of Class Beneficially Owned
Barbara Page (1)	2,647	*	9,800	11.51
Charles V. Pena	100	*	500	*
Randolph M. Sanchez	14	*	0	-
Sosimo S. Padilla	2,308(2)	*	20,700	24.32
Joe S. Chavez	310	*	200	*
Ray Mares, Jr.	751	*	335	-
Troy K. Benevidez	100	*	0	-
Josie Castillo	738	*	9500	11.16
Georgia Baca	1236	*	0	-

OFFICERS:

The Company's other officers, none of whom are lineal descendants of an incorporator of the Town of Atrisco, New Mexico, cannot own shares of the Company's common stock.

Directors and Officers as a group (12 people)	8,204 (1-3,*)	1.1 (1-3)	40,035	47.05

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

Employment and Consulting Arrangements with Current Officers :

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

10.15       Employment Agreement with Leroy Chavez dated March 9, 2004 filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated herein by reference.

10.16       Employment Agreement with Brent Lesley dated March 9, 2004 filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated herein by reference.

10.17 Employment Agreement with Fred Ambrogi dated March 9, 2004 filed with Westland's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated herein by reference.

The following documents are files as exhibits to this Form 10-KSB:

10.18             Employment Agreement with Linda Blair dated April 22, 2005.

10.19             Employment Agreement with Leroy Chavez dated April 22, 2005.

10.20             Employment Agreement with Brent Lesley dated April 22, 2005.

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

Subsidiaries of Westland :

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

(b) Reports on Form 8-K:

No reports of Form 8-K during the last quarter of the period covered by this Report.

ITEM 14: PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees:	The aggregate amount of fees billed in each of the last two fiscal years for professional services rendered by Grant Thornton, the Company's principal accountants, for the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by Grant Thornton in connection with statutory and regulatory filings or engagements was $41,150 in fiscal 2004 and $52,243 in fiscal 2005.

Audit Related Fees:	The aggregate amount of fees billed in each of the last two fiscal years for assurance and related services by Grant Thornton that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9(e) of Schedule was $0 in fiscal 2004 and $0 in fiscal 2005.

Tax Fees:	The aggregate amount of fees billed in each of the last two fiscal years for professional services rendered by Grant Thornton for tax compliance, tax advice, and tax planning was $18,775 in fiscal 2004 and $12,924 in 2005.

The services comprising the fees consisted of tax preparation and tax advisory services.

All Other Fees:	The aggregate amount of fees billed in each of the last two fiscal years for products and services provided by Grant Thornton, other than services reported in Item 9(e)(1) through 9(e)(3) of Schedule 14A,was $8,986 in fiscal 2004 and $6,895 in fiscal 2005.

The products and services comprising the fees consisted of accounting research and general advisory services.

Pre-Approval Policies and Procedures	The Company does not have an audit committee. In audit matters, the Company acts through its board of directors. The Pre-Approval Policies and Procedures followed by the Board of Directors include a review the timeliness and quality of past services and bills as well as a review of the cost for similar services provided by qualified audit and tax firms in Albuquerque, New Mexico with a view to determining the fairness of the services rendered and the fees billed by Grant Thornton.

% of Grant Thornton contribution:	The percentage of hours expended on Grant Thornton's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than Grant Thornton's full-time, permanent employees was 0%.

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