Form 10QSB
period 2005-09-30
WESTLAND DEVELOPMENT CO INC
filed 2005-11-15
CIK 106423

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2005

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from	to

Commission File Number: 0-7775

WESTLAND DEVELOPMENT CO., INC.
------------------------------
(Exact name of small business issuer as
specified in its charter)

NEW MEXICO (State or other jurisdiction of incorporation or organization)	85-0165021 ______ (I.R.S. Employer Identification No.)

401 Coors Blvd., N.W. Albuquerque, New Mexico 87121 (Address of principal executive offices)

(505)831-9600 (Issuer's telephone number)

N/A (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] No ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of November 14, 2005:

No Par Value Common:	709,827
Class B $1.00 Par Value Common:	85,100

Transitional Small Business Format (check one) Yes [ ] No [ X ]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTLAND DEVELOPMENT CO., INC. BALANCE SHEET (unaudited) September 30, 2005

ASSETS
Cash and cash equivalents:
Unrestricted		$ 6,302,287
Restricted		4,196,456
		$10,498,743
Receivables:
Real estate contract		64,576
Utility expansion charges – current		246,186
Other receivables		89,486

Prepaid expenses and other assets.		355,660

Land and improvements held for future development		11,068,731

Income producing properties, net of accumulated depreciation of $2,499,234		13,705,522

Property and equipment, net of accumulated depreciation of $636,886		385,778

Utility Expansion Charges – Long-term		6,984,576

		$ 43,399,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses and other liabilities		$ 1,144,633

Deferred income taxes		7,217,426

Notes and mortgages		12,703,315

Income taxes payable		1,086,388

Total liabilities		22,151,762

Stockholders' equity
Common stock - no par value; authorized, 736,668 shares; issued and outstanding, 709,827 shares	8,500

Class B common stock - $1.00 par value; authorized, 491,112 shares; issued and outstanding, 85,100 shares	85,100

Additional paid-in capital	490,661
Retained earnings	20,663,235	21,247,496

		$ 43,399,258

WESTLAND DEVELOPMENT CO., INC. STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended September 30,
	2005	2004

Revenues
Land	$ 5,441,151	$ 1,419,962
Rentals	344,067	342,357
	5,785,218	1,762,319
Costs and expenses
Cost of land revenues	1,738,008	780,636
Cost of rentals	114,266	96,838
General and administrative	959,149	776,384
	2,811,423	1,653,858

Income from operations	2,973,795	108,461

Other (income) expense
Interest income	(41,057)	(17,032)
Other	(279)	4,269
Interest expense	192,574	74,855
	151,238	62,092

Earnings before income taxes	2,822,557	46,369

Income tax expense	1,129,023	18,548

NET EARNINGS	$ 1,693,534	$ 27,821

Weighted average common shares outstanding	794,927	794,931

Earnings per common share, basic and diluted	$ 2.13	$ 0.03

WESTLAND DEVELOPMENT CO., INC. STATEMENTS OF CASH FLOWS (unaudited)
	For the three months ended September 30,
	2005	2004

Cash flows from operating activities
Cash received from land sales and collections on real estate contracts receivable	$ 6,227,299	$ 1,406,870
Development and closing costs paid on land sales	(2,893,647)	(3,051,221)
Cash received from rental operations	333,359	342,357
Cash paid for rental operations	(19,071)	(11,879)
Cash paid for property taxes	(42,111)	(10,239)
Interest received	41,057	17,032
Interest paid	(183,217)	(69,578)
Income taxes paid	(1,821,144)	(1,237,321)
General and administrative costs paid	(1,366,787)	(761,872)
Other	279	--

Net cash provided (used) by operating activities	276,017	(3,375,761)

Cash flows from financing activities
Borrowing on notes and mortgages	1,920,000	4,969,085
Repayments of notes and mortgages	(417,026)	(1,485,735)
Payment of dividends	(797,177)	(797,159)
Purchase of common stock	(400)	--

Net cash provided by financing activities	705,397	2,686,191

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	981,414	(689,570)

Cash and cash equivalents at beginning of period	9,517,329	8,929,808

Cash and cash equivalents at end of period	$ 10,498,743	$ 8,240,238

Reconciliation of net earnings to net cash used in operating activities

Net earnings	$ 1,693,534	$ 27,821

Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation	111,522	100,663
Change in:
Receivables	728,937	(139,063)
Land and improvements held for future development	(1,155,639)	(1,151,178)
Other assets	(143,069)	(2,866)
Accounts payable, accrued expenses and other liabilities	(267,147)	(992,365)
Income taxes payable	(692,121)	(1,218,773)

Net cash provided by (used in) operating activities	$ 276,017	$(3,375,761)

WESTLAND DEVELOPMENT CO., INC.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)
September 30, 2005

1.

The balance sheet at September 30, 2005, statements of cash flows and statements of operations for the three months ended September 30, 2005 and September 30, 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 2005. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of operating results for the full year.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

2.

The computation of earnings per common share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration, which for the three month periods ended September 30, 2005 and September 30, 2004 were 794,927 and 794,931, respectively.

3.	Financial information for the two industry segments, land sales and rental operations, are as follows:

	Land	Rentals	General corporate	Total
Three months ended September 30, 2005:

Revenues	$5,441,151	$ 344,067	$ --	$5,785,218
Costs and expenses	1,738,008	114,266	959,149	2,811,423

Income from operations	3,703,143	229,801	(959,149)	2,973,795

Interest income	--	--	(41,057)	(41,057)
Other income	--	--	(279)	(279)
Interest expense	190,399	2,175	--	192,574

Earnings (loss) before income taxes	$3,512,744	$227,626	$ (917,813)	$2,822,557

	Land	Rentals	General corporate	Total
Three months ended September 30, 2004:

Revenues	$1,419,962	$ 342,357	$ --	$1,762,319
Costs and expenses	780,636	96,838	776,384	1,653,858

Income from operations	639,326	245,519	(776,384)	108,461

Interest income	--	--	(17,032)	(17,032)
Other expense	--	--	4,269	4,269
Interest expense	34,863	39,992	--	74,855

Earnings (loss) before income taxes	$ 604,463	$205,527	$ (763,621)	$ 46,369

4.

The Company is engaged in various lawsuits either as plaintiff or defendant which have arisen in the conduct of its business which, in the opinion of management, based upon advice of counsel, would not have a material effect on the Company's financial position or operations.

The Company has entered into employment contracts with eight of its key officers and employees for periods from one to five years which are automatically renewed each year for one additional period. In the event of involuntary employee termination, these employees may receive from one to six times annual compensation. The remaining terms under the agreements range from one to six years and the maximum salaries to be paid under the remaining contract periods are approximately $3,200,000.

The Company has deferred gains for tax reporting for the involuntary conversion of land by governmental authorities resulting in deferred tax liabilities. The deferral requires that the Company replace the land with the proceeds of conversion within specified time limits. As of September 30, 2005, the Company must purchase replacement property of at least $4,724,208 by June 30, 2006 (the company may request an extension to June 30, 2007, if necessary) in order to comply with the requirements of its election for income tax deferral. If replacement property is not purchased and the Company has not received approval for an extension, the Company may be required to pay income taxes on the conversions of approximately $1,890,000 for the tax year ended June 30, 2006.

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

Financial condition:

During the three months ended September 30, 2005, the Company's cash and cash equivalents increased by $981,414. During this period, operations provided $276,017 and financing activities provided $705,397. The Company borrowed $1,502,974, net and paid dividends of $797,177. Except for short-term borrowing, the Company's primary source of cash is the sale of land. Although rental operations generated $333,359 in the first fiscal quarter, most of those receipts normally are used to service the mortgage debt for those properties. Other than trade payables and mortgages, the other significant debt is $2,910,000 on construction lines of credit. During the current quarter the Company capitalized $28,834 of interest expense in accordance with FAS 34 against current construction projects (predominantly the ‘Petroglyph’s’ Master Plan) compared to $141,571 during the same quarter in fiscal year 2004. This amount was lower than the corresponding period in fiscal year 2005 due to the completion of the Petroglyph water system during fiscal year 2005. This amount fluctuates based upon the level of construction activities and related indebtednes during the period. General and Administrative expenses increased by $182,765 in comparison with the first quarter of fiscal year 2005 primarily attributable to payroll and related expenditure increases during the current fiscal year. The Company plans to continue to improve its land projects to create saleable product.

Results of operations:

During the first quarter of the current fiscal year, the Company had revenues of $5,785,218 compared to $1,762,319 during the same period in the prior fiscal year. Land revenues increased significantly due to both an increase in the number of developed lot sales during the first quarter of fiscal year ended 2006 and large bulk land sales. Improved lot sales increased by approximately $2,084,851 to $3,847,170. The increase was primarily attributable to continued sales and marketing efforts within the Company’s ‘Petroglyphs’ Master Plan Community. The Company anticipates that its developed lot sales will remain strong through the remainder of the year. The Company also had a single bulk land sale of $1,938,048 to an independent developer during the current quarter. Cost of land sales increased by approximately $957,372 to $1,738,008. The increase was attributable to the corresponding increase in sales for the quarter. Operating expenses during the three months ended September 30, 2005, were $2,811,423 compared to $1,653,858 during the comparable period in 2004. The increase was due principally to the associated increase in cost of land revenues.

For the past ten years, governmental entities have been buying land from Westland pursuant to condemnation. The Company is allowed to defer federal and state income tax on the gain from these sales if it reinvests the proceeds within a specified time. The result has been a deferred tax liability. Of the approximately $21,399,000 received, the Company has remaining approximately $4,724,208 of replacement lands and property to acquire by June 30, 2006. In the event the Company does not replace the property sold pursuant to condemnation, it may need to utilize a substantial portion of its liquid investments for the payment of these taxes.

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

Contingencies:

Management continues to be diligent in recognizing possible liabilities as they become known. As of September 30, 2005, management is not aware of any contingent liability that may exist.

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

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibit 31, Certification pursuant to Section 302 of the Sarbanes-Oxley Act

b)	Exhibit 31.2, Principal executive and financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

c)

Reports on Form 8-K. State whether any reports on Form 8-K have been filed during the quarter for which this report is filed, listing the items reported, any financial statements filed, and the dates of any such reports.

The following reports on Form 8-K were filed during the quarter:

A.

On August 19, 2005, the registrant filed a report on Form 8-K announcing that it had entered into a preliminary agreement related to a proposed merger through which all of its outstanding shares would be acquired from the registrant’s shareholders for $200 per share.

B.

On October 4, 2005, the registrant filed a report announcing that it had entered into a definitive merger agreement related to a proposed merger through wich all of its outstanding shares would be acquired from the registrant’s shareholders for $200 per share.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAND DEVELOPMENT CO., INC.

DATE: November 14, 2005	By:	Barbara Page
---------------------------
Barbara Page, President,
Chief Executive Officer and
Chief Accounting Officer