Form 10QSB/A
period 2005-09-30
WESTLAND DEVELOPMENT CO INC
filed 2005-12-08
CIK 106423

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

NONE

ITEM 3. DEFAULTS IN SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibit 2.1, Agreement and Plan of Merger between Westland Development Co., Inc. and ANM Holdings, Inc. dated September 30, 2005.

b)	Exhibit 31, Certification pursuant to Section 302 of the Sarbanes-Oxley Act

c)	Exhibit 31.2, Principal executive and financial officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

d)

Reports on Form 8-K. State whether any reports on Form 8-K have been filed during the quarter for which this report is filed, listing the items reported, any financial statements filed, and the dates of any such reports.

The following reports on Form 8-K were filed during the quarter:

A.

On August 19, 2005, the registrant filed a report on Form 8-K announcing that it had entered into a preliminary agreement related to a proposed merger through which all of its outstanding shares would be acquired from the registrant';s shareholders for $200 per share.

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