Form 10QSB
period 2005-12-31
WESTLAND DEVELOPMENT CO INC
filed 2006-02-14
CIK 106423

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2005

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTLAND DEVELOPMENT CO., INC. BALANCE SHEET (unaudited) December 31, 2005

ASSETS
Cash and cash equivalents:
Unrestricted		$ 4,944,718
Restricted		4,196,367
		9,141,085
Receivables:
Real estate contract		53,507
Utility expansion charges – current		746,415
Other receivables		753,926

Prepaid income taxes, expenses and other assets		1,078,816

Land and improvements held for future development		11,766,856

Income producing properties, net of accumulated Depreciation of $2,593,928		13,610,828

Property and equipment, net of accumulated depreciation of $654,612		368,846

Utility Expansion Charges – Long-term		6,484,347

		$ 44,004,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses and other liabilities		$ 1,756,616

Deferred income taxes		7,217,426

Notes and mortgages		13,025,772

Income taxes payable		-

Total liabilities		21,999,814

Stockholders' equity
Common stock - no par value; authorized, 736,668 shares; issued and outstanding, 709,827 shares	8,500

Class B common stock - $1.00 par value; authorized, 491,112 shares; issued and outstanding, 85,100 shares	85,100

Additional paid-in capital	490,661
Retained earnings	21,420,551	22,004,812

		$ 44,004,626

WESTLAND DEVELOPMENT CO., INC. STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended December 31,
	2005	2004

Revenues
Land	$ 4,330,978	$ 6,550,644
Rentals	367,000	335,156
	4,697,978	6,885,800
Costs and expenses
Cost of land revenues	2,289,741	4,393,644
Cost of rentals	109,538	107,341
General and administrative	1,031,865	515,233
	3,431,144	5,016,218

Income from operations	1,266,834	1,869,582

Other (income) expense
Interest income	(48,703)	(21,048)
Other	(1,948)	(80)
Loss on sale of assets	-
Interest expense	27,176	118,855
	(23,475)	97,727

Earnings before income taxes	1,290,309	1,771,855

Income tax expense	532,992	711,644

NET EARNINGS	$ 757,317	$ 1,060,211

Weighted average common shares outstanding	794,927	794,929

Earnings per common share, basic and diluted	$ 0.95	$ 1.33

WESTLAND DEVELOPMENT CO., INC. STATEMENTS OF OPERATIONS (unaudited)

	For the six months ended December 31,
	2005	2004

Revenues
Land	$ 9,772,129	$ 7,970,606
Rentals	711,067	677,513
	10,483,196	8,648,119
Costs and expenses
Cost of land revenues	4,027,749	5,174,280
Cost of rentals	223,804	204,179
General and administrative	1,991,014	1,291,617
	6,242,567	6,670,076

Income from operations	4,240,629	1,978,043

Other (income) expense
Interest income	(89,760)	(38,080)
Other	(2,227)	(80)
Loss on sale of assets	-	4,269
Interest expense	219,750	193,710
	127,763	159,819

Earnings before income taxes	4,112,866	1,818,224

Income tax expense	1,662,015	730,192

NET EARNINGS	$ 2,450,851	$ 1,088,032

Weighted average common shares outstanding	794,927	794,930

Earnings per common share, basic and diluted	$ 3.08	$ 1.37

WESTLAND DEVELOPMENT CO., INC. STATEMENTS OF CASH FLOWS (unaudited)
	For the six months ended December 31,
	2005	2004

Cash flows from operating activities
Cash received from land sales and collections on real estate contracts receivable	$ 10,318,003	$ 10,289,710
Development and closing costs paid on land sales	(5,837,050)	(5,768,478)
Cash received from rental operations	700,359	677,513
Cash paid for rental operations	(33,915)	(34,082)
Cash paid for property taxes	(126,452)	(10,239)
Interest received	89,760	38,080
Interest paid	(197,437)	(197,611)
Income taxes paid	(4,096,926)	(2,354,000)
General and administrative costs paid	(2,221,913)	(1,009,077)
Other	2,227	80

Net cash (used) provided by operating activities	(1,403,303)	1,631,896

Cash flows from investing activities
Purchase of property and equipment	(795)	(48,027)

Net cash used by operating activities	(795)	(48,027)

Cash flows from financing activities
Borrowing on notes and mortgages	3,880,000	9,790,745
Repayments of notes and mortgages	(2,054,569)	(11,173,800)
Payment of dividends	(797,177)	(797,159)
Purchase of common stock	(400)	--

Net cash provided (used) by financing activities	1,027,854	(2,180,214)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(376,244)	(596,345)

Cash and cash equivalents at beginning of period	9,517,329	8,929,809

Cash and cash equivalents at end of period	$ 9,141,085	$ 8,333,464

Reconciliation of net earnings to net cash used in operating activities

Net earnings	$ 2,450,851	$ 1,088,032

Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation	223,942	201,094
Change in:
Receivables	63,525	(1,250,197)
Land and improvements held for future development	(1,853,764)	525,209
Real Estate Contracts	12,041	(13,982)
Other assets	(209,823)	(1,136)
Accounts payable, accrued expenses and other liabilities	(106,205)	(745,632)
Income taxes payable	(2,434,911)	(1,249,365)
Deferred profit	451,041	3,077,873

Net cash provided by (used in) operating activities	$ (1,403,303)	$ 1,631,896

WESTLAND DEVELOPMENT CO., INC.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)
December 31, 2005

1. The balance sheet at December 31, 2005, statements of cash flows for the six month periods ended December 31, 2005 and December 31, 2004 and statements of operations for the three and six month periods ended December 31, 2005 and December 31, 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 2005. The results of operations for the three or six month periods ended December 31, 2005 are not necessarily indicative of operating results for the full year.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

2. The computation of earnings per common share has been based upon the weighted average number of shares of outstanding common stock without further consideration, which for the three month periods ended December 31, 2005 and 2004 were 794,927 and 794,929, respectively and for the six month periods then ended were 794,927 and 794,930, respectively.

3. Financial information for the two industry segments, land sales and rental operations, are as follows:

	Land	Rentals	General corporate	Total
Three months ended December 31, 2005:

Revenues	$4,330,978	$ 367,000	$ --	$ 4,697,978
Costs and expenses	2,289,741	109,538	1,031,865	3,431,144

Income from operations	2,041,237	257,462	(1,031,865)	1,266,834

Interest income	--	--	(48,703)	(48,703)
Other income	--	--	(1,948)	(1,948)
Interest expense	(149,864)	177,040	--	27,176

Earnings (loss) before income taxes	$2,191,101	$ 80,422	$ (981,214)	$ 1,290,309

	Land	Rentals	General corporate	Total
Three months ended December 31, 2004:

Revenues	$ 6,550,644	$ 335,156	$ --	$ 6,885,800
Costs and expenses	4,393,644	107,341	515,233	5,016,218

Income from operations	2,157,000	227,815	(515,233)	1,869,582

Interest income	--	--	(21,048)	(21,048)
Other income	--	--	(80)	(80)
Interest expense	--	118,855	--	118,855

Earnings (loss) before income taxes	$2,157,000	$ 108,960	$ (494,105)	$ 1,771,855

	Land	Rentals	General corporate	Total
Six months ended December 31, 2005:

Revenues	$9,772,129	$ 711,067	$ --	$ 10,483,196
Costs and expenses	4,027,749	223,804	1,991,014	6,242,567

Income from operations	5,744,380	487,263	(1,991,014)	4,240,629

Interest income	--	--	(89,760)	(89,760)
Other income	--	--	(2,227)	(2,227)
Interest expense	40,535	179,215	--	219,750

Earnings (loss) before income taxes	$5,703,845	$308,048	$ (1,899,027)	$ 4,112,866

	Land	Rentals	General corporate	Total
Six months ended December 31, 2004:

Revenues	$ 7,970,606	$ 677,513	$ -	$ 8,648,119
Costs and expenses	5,174,280	204,179	1,291,617	6,670,076

Income from operations	2,796,326	473,334	(1,291,617)	1,978,043

Interest income	--	--	(38,080)	(38,080)
	--	--	(80)	(80)
Other income	--	--	4,269	4,269
Interest expense	34,863	158,847	--	193,710

Earnings (loss) before income taxes	$2,761,463	$314,487	$(1,257,726)	$ 1,818,224

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

compensation. The remaining terms under the agreements range from one to six years and the maximum salaries to be paid under the remaining contract periods are approximately $3,051,000.

The Company has deferred gains for tax reporting for the involuntary conversion of land by governmental authorities resulting in deferred tax liabilities. The deferral requires that the Company replace the land with the proceeds of conversion within specified time limits. As of December 31, 2005, the Company must purchase replacement property of at least $4,724,208 by June 30, 2006 (the company may request an extension to June 30, 2007, if necessary) in order to comply with the requirements of its election for income tax deferral. If replacement property is not purchased and the Company has not received approval for an extension, the Company may be required to pay income taxes on the conversions of approximately $1,890,000 for the tax year ended June 30, 2006.

5.

Sales of developed lots to home builders are recognized on a case by case basis dependent upon the transactions satisfaction of the full accrual method requirements. Under New Mexico law, conveyance may begin once a final plat is filed for a given development. Obtaining a plat requires that the developer either complete in its entirety the infrastructure related to the project or provide financial guarantees in the form of bonds to ensure that the project will be completed. Generally, a homebuilder will contract to purchase a fixed number of lots in a given development. Westland's contracts generally require the homebuilder to conclude the purchase of a small number of contracted lots (typically 5-10) at the time the final plat is recorded. Remaining lots are then scheduled in increments x # of days from 'substantial completion'. In this event, the Company utilizes the City of Albuquerque Engineer's Acceptance Letter as the event that triggers 'substantial completion'. The vast majority of the Company's sales to homebuilders occur under non recourse cash transactions, subsequent to the 'substantial completion' of the development and as such are recorded utilizing the full accrual method. At the period ended December 31,

2005, the Company was obligated under additional construction commitments related to Watershed and Sundoro South Units 2, 5 and 6. These sales have been recorded under the percentage of completion method treatment pursuant to paragraphs 41 and 42 of SFAS 66.

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

Financial condition:

During the second quarter of the current fiscal year, the Company had land revenues of $4,330,978 compared to $6,550,644 during the same period in the prior fiscal year. Land revenues were higher in fiscal year 2005 as a result of a single large sale in October, 2004 of Sundoro Units 2 and 4 in the amount of $5,314,000. Costs and expenses related to land sales during the current quarter, were $2,289,741 compared to $4,393,644 during the comparable period in fiscal year 2005. The decrease was attributable principally to the difference in the number of developed lot sales as discussed above. The Company had rental revenue of $367,000 compared to $335,156 during the same period in fiscal year 2005. Rental revenues were higher in 2006 as a result of additional rental income from the 8909 Adams St building which was acquired June 30, 2005. Associated costs of rentals increased by $2,197 for the same period. General and administrative expenses for the period increased by $516,632 over the same period in fiscal year 2005 predominantly as a result of legal and administrative costs associated with the proposed sale of the Company. Interest expense for the current quarter decreased to $27,176 from $118,855 in the same period last year as a result of significant interest capitalization in relation to the Company’s expanding development projects. Income taxes decreased by $178,652 in comparison to the same period in the prior fiscal year due to the decrease in sales revenue.

For the six months ended December 31, 2005, land revenues increased by $1,801,523 to $9,772,129 from $7,970,606 at December 31, 2004, as a result of a large bulk land sale in the amount of $1,938,000 during September, 2005. Costs and expenses related to land sales were $4,027,749 compared to $5,174,280. This was due to the lower cost per parcel incurred against the large bulk land sale noted above. During the current year, the Company continued sales in its sector development plan, ‘The Petroglyphs’. Sales within the Petroglyphs are expected to continue over the next few fiscal years. Rental revenues for the six month period increased by $33,554 to $711,067 as a result of additional rental income produced by the 8909 Adams St Building. Costs and expenses related to rental operations increased by $19,625 to $223,804 as a result of added operating costs associated with the operation of 8909 Adams St. Income taxes increased by $931,823 in comparison to the same period in the prior fiscal year due to the increase in year to date earnings before taxes.

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

Contingencies:

Management continues to be diligent in recognizing possible liabilities as they become known. As of December 31, 2005, management is not aware of any contingent liability that may exist.

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

NONE

ITEM 3. DEFAULTS IN SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

As previously reported under Form 8-k filed with the Securities and Exchange Commission dated September 30, 2005, Westland’s management has negotiated a merger agreement with ANM Holdings, Inc., a Delaware corporation formed for the purpose of offering to purchase every outstanding share of Westland stock from it shareholders for $200 per share, subject to certain conditions. As previously reported under Form 8k dated February 1, 2006, this Agreement was amended and restated on February 1, 2006 (the “Merger Agreement”). Westland and ANM are working toward completion of and furnishing a proxy statement and other proxy materials at the earliest time so that it’s shareholders may vote on that proposal. For the sale to occur, 2/3 of the No Par shares and 2/3 of the Class B shares must vote in favor of the merger between Westland and ANM.

On February 8, 2006, a corporation named Atrisco Heritage, LLC (Atrisco Heritage”) of Santa Barbara, California submitted to Westland’s Board of Directors an offer to purchase all of the outstanding Westland shares for $250 per share on substantially the same terms and conditions as those contained in the Merger Agreement between Westland and ANM Holding, Inc. dated February 1, 2006. This offer was subsequently raised to $255 per share. This offer is conditioned upon Atrisco Heritage, LLC completing due diligence relative to Westland’s business and properties and upon the arrangement for final financing. On February 9, 2006, Westland’s Board of Directors determined that this offer was an

”acquisition proposal” within the meaning set out in Section 6.7 of the Merger Agreement and informed ANM of that fact.

On February 9, 2006, a corporation named Sedora Holdings, LLC (“Sedora”) of Las Vegas, Nevada, submitted to Westland’s Board of Directors an offer to purchase all of the outstanding Westland shares on the basis of the terms stated in the Merger Agreement, for $250 per outstanding share but without a financial contingency. In addition Sedora Holdings, LLC offered to contribute $1,000,000 per year for 100 years to support the establishment and operation of a cultural center or such other foundation or charitable program as the stockholder’s may prefer. On February 9, 2006, Westland’s Board of Directors determined that this offer was an

“acquisition proposal” within the meaning set out in Section 6.7 of the Merger Agreement and informed ANM of that fact.

Westland’s Board of Directors must consider each of the offers and determine whether either of them is an offer that is superior to the offer of ANM as stated in the Merger Agreement. If the Board of Directors determines that either the Atrisco Heritage or the Sedora offer is superior to the ANM offer, it will notify ANM of that decision and thereafter for a period of 72 hours Westland will work with ANM to make such adjustments in the terms and conditions of the Merger Agreement so that the offer is no longer superior to the ANM offer. If ANM’s offer can not be amended to meet the superior offer, Westland will be required to pay ANM a fee of $5,000,000 to terminate its agreement with ANM.

It is the intention of the Board of Directors to make available to the shareholders for their consideration the best possible offer for their shares. Whichever prospective purchaser prevails, the shareholders will be able to vote on the proposed merger and for such merger to become effective, 2/3 of the shares of each class of outstanding common stock must vote in favor of the proposed merger.

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

A.

On October 4, 2005, the registrant filed a report announcing that it had entered into a definitive merger agreement related to a proposed merger through which all of its outstanding shares would be acquired from the registrant’s shareholders for $200 per share.

B.

On December 13, 2005, the registrant filed a report announcing that it had become impossible to complete the September 30, 2005 Merger Agreement per the terms of the agreement without the parties agreeing to an extension and/or amendment to that agreement.

C.

On December 29, 2005, the registrant filed a report announcing that its President had notified ANM’s President that the registrant would not exercise any right to terminate the September 30, 2005 Merger Agreement prior to March 16, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAND DEVELOPMENT CO., INC.

DATE: February 14, 2006	By:
---------------------------
Barbara Page, President,
Chief Executive Officer and
Chief Accounting Officer