Form 10QSB
period 2006-03-31
WESTLAND DEVELOPMENT CO INC
filed 2006-05-15
CIK 106423

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of May 15, 2005:

No Par Value Common:	709,827
Class B $1.00 Par Value Common:	85,100

Transitional Small Business Format (check one) Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTLAND DEVELOPMENT CO., INC. BALANCE SHEET (unaudited) March 31, 2006

ASSETS
Cash and cash equivalents:
Unrestricted		$ 8,966,246
Restricted		4,193,584
		13,159,830
Receivables:
Real estate contract		52,405
Utility expansion charges – current		1,233,582
Other receivables		308,561

Prepaid income taxes, expenses and other assets		346,925

Land and improvements held for future development		12,809,150

Income producing properties, net of accumulated depreciation of $2,689,138		13,515,619

Property and equipment, net of accumulated depreciation of $670,815		352,642

Utility expansion charges – long-term		5,997,180

		$ 47,775,894

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses and other liabilities		$ 1,139,078

Income taxes payable		1,549,017

Notes and mortgages		12,201,762

Deferred income taxes		7,217,426

Total liabilities		22,107,283

Stockholders' equity
Common stock - no par value; authorized, 736,668 shares; issued and outstanding, 709,827 shares	8,500

Class B common stock - $1.00 par value; authorized, 491,112 shares; issued and outstanding, 85,100 shares	85,100

Additional paid-in capital	490,661
Retained earnings	25,084,350	25,668,611

		$ 47,775,894

The accompanying notes are an integral part of this statement.

WESTLAND DEVELOPMENT CO., INC.

STATEMENTS OF EARNINGS

(unaudited)

	For the three months ended, March 31,
	2006	2005

Revenues
Land	$ 6,899,066	$ 5,691,303
Rentals	406,029	354,848

	7,305,095	6,046,151
Costs and expenses
Cost of land revenues	2,385,020	3,706,057
Cost of rentals	157,574	99,588
General and administrative	975,372	650,863

	3,517,966	4,456,508

Operating income	3,787,129	1,589,643

Other (income) expense
Interest income	(60,724)	(27,074)
Gain on sale of assets	-	(5,500)
Distribution from partnership	(2,229,922)	-
Other	(445)	43,287
Interest expense	-	160,176

	(2,291,091)	170,889

Earnings before income taxes	6,078,220	1,418,754

Income tax expense	2,414,419	567,707

NET EARNINGS	$ 3,663,801	$ 851,047

Weighted average common shares
Outstanding	794,927	794,928

Earnings per common share,
basic and diluted	$ 4.61	$ 1.07

The accompanying notes are an integral part of these statements.

WESTLAND DEVELOPMENT CO., INC.

STATEMENTS OF EARNINGS

(unaudited)

	For the nine months ended March 31,
	2006	2005

Revenues
Land	$ 16,671,195	$ 13,661,909
Rentals	1,117,096	1,032,361

	17,788,291	14,694,270

Costs and expenses
Cost of land revenues	6,412,769	8,880,337
Cost of rentals	381,378	303,767
General and administrative	2,966,386	1,942,480

	9,760,533	11,126,584

Operating income	8,027,758	3,567,686

Other (income) expense
Interest income	(138,100)	(65,154)
Gain on sale of assets	-	(1,231)
Distribution from partnership	(2,229,922)	-
Other	(2,672)	43,207
Interest expense	207,366	353,886

	(2,163,328)	330,708

Earnings before income taxes	10,191,086	3,236,978

Income tax expense	4,076,434	1,297,899

NET EARNINGS	$ 6,114,652	$ 1,939,079

Weighted average common shares
Outstanding	794,927	794,928

Earnings per common share,
basic and diluted	$ 7.69	$ 2.44

The accompanying notes are an integral part of these statements.

WESTLAND DEVELOPMENT CO., INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	March 31,
	2006	2005

Cash flows from operating activities
Cash received from land sales
and collections on real
estate contracts receivable	$ 17,748,108	$ 15,017,547
Development and closing costs paid	(9,227,014)	(9,481,025)
Cash received from rental operations	1,106,388	1,032,361
Cash paid for rental operations	(96,279)	(48,621)
Cash paid for property taxes	(126,452)	44,474
Interest received	138,100	65,154
Interest paid	(188,347)	(332,874)
Income taxes paid	(4,962,328)	(2,364,512)
General and administrative costs paid	(3,185,316)	(1,671,069)
Other	2,672	(43,207)

Net cash provided by
operating activities	1,209,532	2,218,228

Cash flows from investing activities
Partnership Income	2,229,922	-
Capital expenditures	(798)	(55,400)
Proceeds from sale of assets	-	1,231

Net cash provided by (used in)
investing activities	2,229,124	(54,169)

Cash flows from financing activities
Borrowing on notes and mortgages	3,880,000	10,913,463
Repayments of notes and mortgages	(2,878,579)	(12,144,886)
Payment of dividends	(797,176)	(797,158)
Purchase of common stock	(400)	--

Net cash provided by (used in)
financing activities	203,845	(2,028,581)

NET INCREASE IN CASH
AND CASH EQUIVALENTS	3,642,501	135,478

Cash and cash equivalents at
beginning of period	9,517,329	8,929,809

Cash and cash equivalents at
end of period	$ 13,159,830	$ 9,065,287

The accompanying notes are an integral part of these statements.

Reconciliation of net earnings

to net cash (used in) provided by

operating activities

Net earnings	$ 6,114,652	$ 1,939,079

Adjustments to reconcile net
earnings to net cash provided by
(used in) operating activities
Depreciation	335,355	302,090
Gain on sale of assets		(1,231)
Partnership Income	(2,229,922)
Change in:
Receivables	508,890	(787,730)
Real estate contracts	13,143	(13,145)
Land and improvements held for
future development and income
producing properties	(2,896,058)	389,450
Other assets	(134,334)	5,478
Accounts payable, accrued expenses
And other liabilities	(272,702)	1,450,850
Income taxes payable	(229,492)	(1,066,613)

Net cash provided by
operating activities	$ 1,209,532	$ 2,218,228

The accompanying notes are an integral part of these statements.

WESTLAND DEVELOPMENT CO., INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

March 31, 2006

1. The balance sheet at March 31, 2006, statements of cash flows for the nine month periods ended March 31, 2006 and March 31, 2005 and statements of earnings for the three and nine month periods ended March 31, 2006 and March 31, 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-KSB/A for the year ended June 30, 2005. The results of operations for the three or nine month periods ended March 31, 2006 are not necessarily indicative of operating results for the full year.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

2. The computation of earnings per common share has been based upon the weighted average number of shares of outstanding common stock, which for the three month periods ended March 31, 2006 and 2005 were 794,927 and 794,928, respectively and for the nine month periods then ended were 794,927 and 794,928. The Company had no potentially dilutive securities outstanding during any of the periods.

3. Financial information for the two industry segments, land sales and rental operations, are as follows:

			General
	Land	Rentals	corporate	Total

Three months ended
March 31, 2006:

Revenues	$ 6,899,066	$ 406,029	$ --	$ 7,305,095
Costs and expenses	2,385,020	157,574	975,372	3,517,966

Operating income (loss)	4,514,046	248,455	(975,372)	3,787,129

Interest income	--	--	(60,724)	(60,724)
Other Income	(2,230,367)	--	--	(2,230,367)

Earnings (loss)
before income taxes	$ 6,744,413	$ 248,455	$ (914,648)	$ 6,078,220

Three months ended
March 31, 2005:

Revenues	$ 5,691,303	$ 354,848	$ --	$ 6,046,151
Costs and expenses	3,706,057	99,588	650,863	4,456,508

Operating income (loss)	1,985,246	255,260	(650,863)	1,589,643

Interest income	--	--	(27,074)	(27,074)
Gain on sale of assets	--	--	(5,500)	(5,500)
Other expense	43,287	--	--	43,287
Interest expense	6,901	143,390	9,885	160,176

Earnings (loss)
before income taxes	$ 1,935,058	$ 111,870	$ (628,174)	$ 1,418,754

Nine months ended
March 31, 2006:

Revenues	$ 16,671,195	$ 1,117,096	$ --	$17,788,291
Costs and expenses	6,412,769	381,378	2,966,386	9,760,533

Operating income (loss)	10,258,426	735,718	(2,966,386)	8,027,758

Interest income	--	--	(138,100)	(138,100)
Other expense (income)	(2,230,367)	--	(2,227)	(2,232,594)
Interest expense	19,599	174,478	13,289	207,366

Earnings (loss)
before income taxes	$ 12,469,194	$ 561,240	$(2,839,348)	$10,191,086

Nine months ended
March 31, 2005:

Revenues	$ 13,661,909	$ 1,032,361	$ --	$14,694,270
Costs and expenses	8,880,337	303,767	1,942,480	11,126,584

Operating income (loss)	4,781,572	728,594	(1,942,480)	3,567,686

Interest income	--	--	(65,154)	(65,154)
Gain on sale of assets	--	--	(1,231)	(1,231)
Other expense	43,287	--	(80)	43,207
Interest expense	41,764	302,237	9,885	353,886

Earnings (loss)
before income taxes	$ 4,696,521	$ 426,357	$(1,885,900)	$ 3,236,978

4.	The Company is engaged in various lawsuits either as plaintiff or defendant which have arisen in the conduct of its business which, in the opinion of management,

based upon advice of counsel, would not have a material effect on the Company's financial position or operations.

Westland is aware of the following four lawsuits brought by shareholders:

1. Rachel M. Stubbs, by her administrator Gordon H. Flynn, On Behalf of Herself and All Others Similarly Situated, Plaintiff(s), vs. Barbara Page, Sosimo S. Padilla, Jose S. Chavez, Josie Castillo, Charles V. Pena, Georgia Baca, Troy K. Benavidez, Ray Mares, Jr., Randolph M. Sanchez and Doe Defendants 1-100, Defendants. State of New Mexico, County of Bernalillo, Second Judicial District, CV 2006 01455. This action was filed on February 21, 2006.

Rachel Stubbs purports to represent a class of all of Westland’s shareholders and seeks both injunctive relief and damages arising out of Westland’s then-proposed merger with ANM. The complaint alleges that the individual defendants, all of Westland’s directors, breached their fiduciary duty to shareholders by entering into an agreement to sell Westland to ANM at all or for a price that is less than Westland’s true value (according to the plaintiff). The complaint alleges that the directors have conflicts of interest because they hold what the complaint alleges are “Change in Control” shares of Westland common stock and because of certain employment agreements. In addition to purporting to allege a breach of fiduciary duty, plaintiff alleges that the defendants engaged in insider trading in violation of New Mexico’s securities law, engaged in a conspiracy to do the alleged wrongful acts described in the complaint, and aided and abetted each other in the breach of fiduciary duty. Plaintiff also seeks to enforce a purported demand for inspection of Westland’s books and records pursuant to New Mexico’s corporations law.

In addition to filing the complaint, plaintiff filed a motion for expedited discovery. The defendants filed their opposition on March 24, 2006.

2. Maria Elena A. Rael, On Behalf of Herself and All Others Similarly Situated and Derivatively on Behalf of Westland Development, Inc., Plaintiff(s), vs. Barbara Page, Sosimo S. Padilla, Jose S. Chavez, Josie Castillo, Charles V. Pena, Georgia Baca, Troy K. Benavidez, Ray Mares, Jr., Randolph M. Sanchez and Doe Defendants 1-100, Defendants, and Westland Development Company, Inc., Nominal Defendant. State of New Mexico, County of Bernalillo, Second Judicial District, CV 2006 01756. This action was filed on March 2, 2006.

The verified complaint purports to be a shareholder class and derivative action on behalf of all shareholders of Westland and Westland. The action seeks declaratory relief, injunctive relief and compensatory and punitive damages arising out of Westland’s proposed merger with SHNM. The individual defendants are all directors of Westland.

The complaint purports to allege ten claims for relief against certain individual director defendants including: (1) that they breached their fiduciary duty by entering into the merger agreement with SHNM; (2) that they acquired Westland common stock while in possession of inside information; (3) that they misappropriated information relating to Westland’s financial condition; (4) that they conspired with one another to perform the wrongful acts listed in the complaint; and (5) that they engaged in corporate waste by awarding some director defendants lucrative severance contracts, enhanced indemnification provisions, obtaining additional director’s and officer’s liability insurance, by removing restrictions on the transferability of certain shares of Westland stock and agreeing to severance payments.

In addition, plaintiff seeks an order requiring Westland to hold its annual meeting of shareholders and seeks an order in the complaint to inspect certain corporate records under the New Mexico corporate law.

Plaintiff seeks declaratory, injunctive and compensatory relief including: (1) declaring that the individual defendants breached their fiduciary duties when they entered into the merger agreement with ANM and later with SHNM and that the agreements are “unlawful and unenforceable” (2) enjoining the defendants from proceeding with the merger, “unless and until Westland adopts and implements a fair sale procedure or process” (3) imposing a constructive trust in favor of Westland’s shareholders over all oil and gas rights owned by Company; (4) ordering defendants to create and fund a permanent Cultural Heritage Committee to oversee the creation and operation of a museum of Atrisco History as well as publishing certain information about Atrisco History; (5) ordering the defendants to ensure the perpetual operation of the Atrisco cemeteries; (6) ordering the publication of all documents associated with the proposed merger in Spanish as well as English; (7) ordering defendants to hold an annual shareholder meeting; (8) awarding an unspecified amount of compensatory damages; (9) awarding an unspecified amount of punitive damages; and (10) awarding Plaintiffs’ costs and reasonable attorneys’ fees.

Plaintiff has filed a motion seeking an order compelling Westland to hold an annual meeting of shareholders. By agreement of the parties, Westland has not responded to the motion.

Depositions of Ms. Barbara Page and Mr. Sosimo Padilla are expected to occur on or about May 19 and May 18, 2006, respectively. It is anticipated these depositions will address issues pertaining to all four of the listed lawsuits.

Westland has received and responded to a request for production of documents.

3. Lawrence Lane On Behalf of Himself and All Others Similarly Situated and Derivatively on Behalf of Westland Development, Inc., Plaintiff(s), vs. Barbara Page, Sosimo S. Padilla, Jose S. Chavez, Josie Castillo, Charles V. Pena, Georgia Baca, Troy K. Benavidez, Ray Mares, Jr., Randolph M. Sanchez and Doe Defendants 1-100, Defendants, and Westland Development Company, Inc., Nominal Defendant. State of New Mexico, County of Bernalillo, Second Judicial District, CV 2006 02055. This action was filed on March 13, 2006.

The verified complaint is identical in all material respects to the complaint in the Rael action discussed above.

4. Yolanda Apodaca, On Behalf of Herself and All Others Similarly Situated Plaintiff(s), vs. Barbara Page, Sosimo S. Padilla, Jose S. Chavez, Josie Castillo, Charles V. Pena, Georgia Baca, Troy K. Benavidez, Ray Mares, Jr., Randolph M. Sanchez and Doe Defendants 1-100, Defendants. State of New Mexico, County of Bernalillo, Second Judicial District, CV 2006 02055. This action was filed March 16, 2006.

This action purports to be a shareholder class action. The verified complaint alleges the same ten claims for relief as the Rael and Lane complaints described above and seeks the same relief. However, it does not purport to be a derivative action.

Defendants deny the allegations in, and intend to vigorously defend against, the complaints disclosed above.

The Company has entered into employment contracts with eight of its key officers and employees for periods from one to five years which are automatically renewed each year for one additional period. In the event of involuntary employee termination, these employees may receive from one to six times annual compensation. The remaining terms under the agreements range from one to six years and the maximum salaries to be paid under the remaining contract periods are approximately $3,641,250. The Company’s President and its Board Chairman have agreed that their agreements will not apply to the merger agreement between the Company and SHNM that is discussed below in “Item 5. Other Information”. The maximum salaries to be paid under remaining contract periods in the event of termination pursuant to the term of the merger agreement between the Company and SHNM would be $2,328,750.

The Company has deferred gains for tax reporting for the involuntary conversion of land by governmental authorities resulting in deferred tax liabilities. The deferral requires that the Company replace the land with the proceeds of conversion within specified time limits. As of March 31, 2006, the Company must purchase replacement property of at least $4,724,208 by June 30, 2006 (the Company may request an extension to June 30, 2007, if necessary) in order to comply with the requirements of its election for income tax deferral. If replacement property is not purchased and the Company has not received approval for an extension, the Company may be required to pay income taxes on the conversions of approximately $1,890,000 for the tax year ended June 30, 2006.

5.

Sales of developed lots to home builders are recognized on a case by case basis dependent upon the transactions satisfaction of the full accrual method requirements. Under New Mexico law, conveyance may begin once a final plat is filed for a given development. Obtaining a plat requires that the developer either complete in its entirety the infrastructure related to the project or provide financial guarantees in the form of bonds to ensure that the project will be completed. Generally, a homebuilder will contract to purchase a fixed number of lots in a given development. Westland's contracts generally require the homebuilder to conclude the purchase of a small number of contracted lots (typically 5-10) at the time the final plat is recorded. Remaining lots are then scheduled in increments x # of days from 'substantial completion'. In this event, the Company utilizes the City of Albuquerque Engineer's Acceptance Letter as the event that triggers 'substantial completion'. The vast majority of the Company's sales to homebuilders occur under non recourse cash transactions, subsequent to the 'substantial completion' of the development and as such are recorded utilizing the full accrual method. At the period ended March 31, 2006, the Company was obligated under additional construction commitments related to Laurelwood, Watershed, and Sundoro South Units 1 and 2. These sales have been recorded under the percentage of completion method treatment pursuant to paragraphs 41 and 42 of SFAS 66.

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

Financial condition:

During the nine months ended March 31, 2006, the Company’s cash and cash equivalents increased by $3,642,501. During this period, operations provided $1,209,532, investing activities provided $2,229,124, and financing activities provided $203,845. Also, the Company increased its notes and mortgage balances by $1,001,421 net, and paid dividends of $797,176. The Company’s primary source of cash is the sale of land. Although rental operations generated cash flow of $1,106,388 through the third fiscal quarter, most of those receipts normally are used to service the mortgage debt for those properties. Other than trade payables and mortgages, the other significant debt is $2,870,000 on construction lines of credit. This amount fluctuates, and is paid from receipts from lot sales. The Company will continue to improve its land projects to create saleable product.

Results of operations:

During the third quarter of the current fiscal year, the Company had land revenues of $6,899,066 compared to $5,691,303 during the same period in the prior fiscal year. Land revenues were higher in 2006 as a result of an $872,000 increase in bulk land sales as well as sales within the Watershed division of the Company’s ‘Petroglyphs’ sector development plan which sell at a higher price per unit than previously developed areas. Costs and expenses related to land sales during the three months ended March 31, 2006, were $2,385,020 compared to $3,706,057 during the comparable period in 2005. The decrease was attributable principally to the increase in bulk land sales and sales within the Watershed subdivision which carry substantially lower costs per revenue dollar generated. The Company had rental revenue of $406,029 compared to $354,848 during the same period in fiscal year 2005. Rental revenues were higher in 2006 as a result of additional rental income from the 8909 Adams Street Office complex which was acquired June 30, 2005. Associated costs of rentals increased by $57,986 for the same period. General and administrative expenses for the period increased by $324,509 over the same period in fiscal year 2005 predominantly as a result of legal and administrative costs associated with the proposed sale of the Company. During the current period, the Company recorded $2,230,367 of other income in relation to partnership income received from Westside Economic Development, LLC. Interest expense for the current quarter decreased to $ - from $160,176 in the same period last year as a result of increased interest capitalization in relation to the Company’s expanding development projects coupled with a reduction of the principal balances on the Company’s non-construction related lines of credit. Income taxes increased by $1,846,712 in comparison to the same period in the prior fiscal year due to the significant increase in pre-tax earnings.

For the nine months ended March 31, 2006, land revenues increased by $3,009,286 to $16,671,195 as a result of increased developed lot sales. Costs and expenses related to land sales were $6,412,769 compared to $8,880,338 for the same period in 2005. This was due to a higher ratio of large plat sales (which are generally not fully developed) to developed lot sales during the current year. During the current year, the Company continued sales in its sector development plan, ‘The Petroglyphs’. Sales within the Petroglyphs are expected to continue over the next few fiscal years.

Rental revenues for the nine month period increased by $84,735 to $1,117,096 as a result of additional rental income produced by the 8909 Adams Street office complex. Costs and expenses related to rental operations increased by $77,611 to $381,378 as a result of added operating costs associated with the operation of the 8909 Adams St. property.

General and administrative expenses for the nine month period increased by $1,023,906 over the same period in fiscal year 2005 predominantly as a result of legal and administrative costs associated with the proposed sale of the Company.

During the current year, the Company recorded $2,229,922 of other income in relation to partnership income received from Westside Economic Development, LLC. Income taxes increased by $2,778,535 in comparison to the same period in the prior fiscal year due to the significant increase in pre-tax earnings. Interest expense for the nine month period ended March 31, 2006 decreased to $207,366 from $353,886 in the same period last year as a result of significant interest capitalization in relation to the Company’s expanding development projects.

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

Contingencies:

Management continues to be diligent in recognizing possible liabilities as they become known. As of March 31, 2006, management is not aware of any contingent liability that may exist.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Westland is aware of the following four lawsuits:

1. Rachel M. Stubbs, by her administrator Gordon H. Flynn, On Behalf of Herself and All Others Similarly Situated, Plaintiff(s), vs. Barbara Page, Sosimo S. Padilla, Jose S. Chavez, Josie Castillo, Charles V. Pena, Georgia Baca, Troy K. Benavidez, Ray Mares, Jr., Randolph M. Sanchez and Doe Defendants 1-100, Defendants. State of New Mexico, County of Bernalillo, Second Judicial District, CV 2006 01455. This action was filed on February 21, 2006.

Rachel Stubbs purports to represent a class of all of Westland’s shareholders and seeks both injunctive relief and damages arising out of Westland’s then-proposed merger with ANM. The complaint alleges that the individual defendants, all of Westland’s directors, breached their fiduciary duty to shareholders by entering into an agreement to sell Westland to ANM at all or for a price that is less than Westland’s true value (according to the plaintiff). The complaint alleges that the directors have conflicts of interest because they hold what the complaint alleges are “Change in Control” shares of Westland common stock and because of certain employment agreements. In addition to purporting to allege a breach of fiduciary duty, plaintiff alleges that the defendants engaged in insider trading in violation of New Mexico’s securities law, engaged in a conspiracy to do the alleged wrongful acts described in the complaint, and aided and abetted each other in the breach of fiduciary duty. Plaintiff also seeks to enforce a purported demand for inspection of Westland’s books and records pursuant to New Mexico’s corporations law.

In addition to filing the complaint, plaintiff filed a motion for expedited discovery. The defendants filed their opposition on March 24, 2006.

2. Maria Elena A. Rael, On Behalf of Herself and All Others Similarly Situated and Derivatively on Behalf of Westland Development, Inc., Plaintiff(s), vs. Barbara Page, Sosimo S. Padilla, Jose S. Chavez, Josie Castillo, Charles V. Pena, Georgia Baca, Troy K. Benavidez, Ray Mares, Jr., Randolph M. Sanchez and Doe Defendants 1-100, Defendants, and Westland Development Company, Inc., Nominal Defendant. State of New Mexico, County of Bernalillo, Second Judicial District, CV 2006 01756. This action was filed on March 2, 2006.

The verified complaint purports to be a shareholder class and derivative action on behalf of all shareholders of Westland and Westland. The action seeks declaratory relief, injunctive relief and compensatory and punitive damages arising out of Westland’s proposed merger with SHNM. The individual defendants are all directors of Westland.

The complaint purports to allege ten claims for relief against certain individual director defendants including: (1) that they breached their fiduciary duty by entering into the merger agreement with SHNM; (2) that they acquired Westland common stock while in possession of inside information; (3) that they misappropriated information relating to Westland’s financial condition; (4) that they conspired with one another to perform the wrongful acts listed in the complaint; and (5) that they engaged in corporate waste by awarding some director defendants lucrative severance contracts, enhanced indemnification provisions, obtaining additional director’s and officer’s liability insurance, by removing restrictions on the transferability of certain shares of Westland stock and agreeing to severance payments.

In addition, plaintiff seeks an order requiring Westland to hold its annual meeting of shareholders and seeks an order in the complaint to inspect certain corporate records under the New Mexico corporate law.

Plaintiff seeks declaratory, injunctive and compensatory relief including: (1) declaring that the individual defendants breached their fiduciary duties when they entered into the merger agreement with ANM and later with SHNM and that the agreements are “unlawful and unenforceable” (2) enjoining the defendants from proceeding with the merger, “unless and until Westland adopts and implements a fair sale procedure or process” (3) imposing a constructive trust in favor of Westland’s shareholders over all oil and gas rights owned by Company; (4) ordering defendants to create and fund a permanent Cultural Heritage Committee to oversee the creation and operation of a museum of Atrisco History as well as publishing certain information about Atrisco History; (5) ordering the defendants to ensure the perpetual operation of the Atrisco cemeteries; (6) ordering the publication of all documents associated with the proposed merger in Spanish as well as English; (7) ordering defendants to hold an annual shareholder meeting; (8) awarding an unspecified amount of compensatory damages; (9) awarding an unspecified amount of punitive damages; and (10) awarding Plaintiffs’ costs and reasonable attorneys’ fees.

Plaintiff has filed a motion seeking an order compelling Westland to hold an annual meeting of shareholders. By agreement of the parties, Westland has not responded to the motion.

Depositions of Ms. Barbara Page and Mr. Sosimo Padilla are expected to occur on or about May 19 and May 18, 2006, respectively. It is anticipated these depositions will address issues pertaining to all four of the listed lawsuits.

Westland has received and responded to a request for production of documents.

3. Lawrence Lane On Behalf of Himself and All Others Similarly Situated and Derivatively on Behalf of Westland Development, Inc., Plaintiff(s), vs. Barbara Page, Sosimo S. Padilla, Jose S. Chavez, Josie Castillo, Charles V. Pena, Georgia Baca, Troy K. Benavidez, Ray Mares, Jr., Randolph M. Sanchez and Doe Defendants 1-100, Defendants, and Westland Development Company, Inc., Nominal Defendant. State of New Mexico, County of Bernalillo, Second Judicial District, CV 2006 02055. This action was filed on March 13, 2006.

The verified complaint is identical in all material respects to the complaint in the Rael action discussed above.

4. Yolanda Apodaca, On Behalf of Herself and All Others Similarly Situated Plaintiff(s), vs. Barbara Page, Sosimo S. Padilla, Jose S. Chavez, Josie Castillo, Charles V. Pena, Georgia Baca, Troy K. Benavidez, Ray Mares, Jr., Randolph M. Sanchez and Doe Defendants 1-100, Defendants. State of New Mexico, County of Bernalillo, Second Judicial District, CV 2006 02055. This action was filed March 16, 2006.

This action purports to be a shareholder class action. The verified complaint alleges the same ten claims for relief as the Rael and Lane complaints described above and seeks the same relief. However, it does not purport to be a derivative action.

Defendants deny the allegations in, and intend to vigorously defend against, the complaints disclosed above.

ITEM 2. CHANGES IN SECURITIES

NONE

ITEM 3. DEFAULTS IN SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

On April 24, 2006, the Company filed a definitive proxy statement relating to the merger agreement entered into between the Cmopany and SHNM Acquisition Corp on February 24, 2006, (as amended and restated on April 5, 2006). The related special meeting of shareholders is scheduled for June 8, 2006.

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

A.

On February 1, 2006, the registrant filed a report announcing that it had entered into a material definitive agreement. The announcment related to the entry into an Amended and Restated Agreement and Plan of Merger between the Company and ANM Holdings, Inc. through which all of its outstanding shares would be acquired from the registrant’s shareholders for $200 per share.

B.

On February 24, 2006, the registrant filed a report announcing that it had terminated the material definitive Amended and Restated Agreement and Plan of Merger between the Company and ANM Holdings, Inc.. The report further announced that the Company had entered into a material definitive agreement (“Agreement and Plan of Merger”) with SHNM Acquisition Corp. through which all of its outstanding shares would be acquired from the registrant’s shareholders for $255 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAND DEVELOPMENT CO., INC.

DATE: May 15, 2006	By:
---------------------------
Barbara Page, President,
Chief Executive Officer and
Chief Accounting Officer