Form 10KSB
period 2006-06-30
WESTLAND DEVELOPMENT CO INC
filed 2006-09-28
CIK 106423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-7775

WESTLAND DEVELOPMENT CO., INC.

(Exact name of Westland as specified in its charter)

New Mexico	85-0165021
(State or other jurisdiction of incorporation or other organization)	(I.R.S. Employer Identification No.)

401 Coors Boulevard, N.W., Albuquerque, New Mexico,	87121
(Address of principal executive offices)	(Zip Code)

Westland’s telephone number, including area code: 505-831-9600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

No Par Value Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Westland was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Westland’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year: $20,538,312

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

On September 20, 2006, there were 701,623 No Par Value Common shares and 41,700 Class B shares owned by non-affiliates. The last date any stock was bought or sold was August 25, 2005 and the price on that day was $20 per share. However, during the past year Westland has negotiated several merger agreements with unaffiliated third parties in which the price offered for the outstanding shares has risen to the current price of $315 per share. Thus the aggregate market value of the voting stock held by non-affiliates on September 25, 2006, was $13,868,380 while the merger value of such shares was $234,146,745 on that same date.

The number of shares outstanding of each of Westland’s classes of common stock, as of September 20, 2006, was: No Par Value Common: 709,827 shares; Class B $1.00 Par Value: 85,100 shares.

The following documents are incorporated into this Report by reference:

1. Agreement and Plan of Merger dated as of July 19, 2006 between the Registrant and SCC Acquisition Corp.

2. Schedule 14A filed with the SEC on September 20, 2006.

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Westland Development Co., Inc., a New Mexico for-profit corporation (“Westland”), is the successor to a community land grant corporation named Town of Atrisco, which itself was a successor to a Spanish community land grant named the Atrisco Land Grant. Information concerning the historical background of these predecessor organizations and the conversion in 1967 from a community land grant corporation into a business corporation can be found in Westland’s Form 10 and its Form 10-K for the fiscal year ended June 30, 1974. With limited exceptions, only lineal descendants of the incorporators of the Town of Atrisco may own shares of Westland’s Common Stock.

Westland’s executive offices are located in its own building at 401 Coors Boulevard, NW, Albuquerque, New Mexico, 87121, telephone (505) 831-9600, on land which was originally part of the Atrisco Land Grant.

Westland’s General Businesses.

Westland derives revenues through commercial and land leases, partnerships formed for various development projects, developed lot sales to homebuilders and bulk land sales to other land developers.

Proposed Merger with and Acquisition by SCC Acquisition Corp. (“SCC”)

On June 26, 2006, Westland’s board of directors received an offer from SCC and on June 30, 2006 Westland received additional materials from SCC, formally offering to increase the cash offered for Westland to $315.00 per share, to furnish at closing $2 million of the $1 million annual payments to be made to the Atrisco Heritage Foundation (a non-profit entity that would be formed pursuant to the proposed merger) for 100 years representing the first and second annual contribution to the Foundation, and to create a New Mexico limited liability company to be named Atrisco Oil & Gas LLC into which Westland would assign 100% of all rents, royalties and other benefits to which Westland is entitled under two current oil and gas leases and 50% of Westland’s existing mineral rights, except for damage payments related to the use of the surface for pipelines, drill sites, etc. Atrisco Oil & Gas LLC would have the right to explore for minerals, subject to compliance with the surface use restrictions set forth in a Quitclaim Deed to be entered into between Westland and Atrisco Oil & Gas LLC, On July 19, 2006, Westland and SCC entered into an Agreement and Plan of Merger (the “SCC Merger Agreement”) containing the terms discussed above, and, as part of that agreement SCC paid another company with which Westland had a similar agreement the sum of $15,000,000 as a break-up fee, which, in the event of termination of the SCC Agreement under certain conditions, Westland will be required to repay the amount of the break-up fee to SCC.

Westland’s purpose for engaging in the merger is to enable Westland’s shareholders to vote on whether they want to receive $315.00 per share in cash for each outstanding share of Westland no par value and Class B common stock. In addition, the current Westland shareholders will own Atrisco Oil & Gas LLC in the same proportion that they now own Westland, allowing them to receive a portion of the benefit from any oil, gas or other mineral value currently owned by Westland.

The SCC Merger Agreement contemplates a merger whereby SCC will be merged with and into Westland, and Westland will be the surviving company in the merger.

Immediately prior to the merger, Westland would:

•	Create of Atrisco Oil & Gas LLC and dividend Atrisco Oil & Gas LLC’s Class A units to the current shareholders of Westland to the same extent as their current ownership of Westland. Westland will assign to Atrisco Oil & Gas LLC all rights to receive revenue under the two existing oil and gas leases of Westland and will deed 50% of all other mineral (including oil and gas) rights of Westland to Atrisco Oil & Gas LLC.

The completion of the merger will result in the following:

•	the conversion of the issued and outstanding shares of Westland no par value and Class B common stock issued and outstanding immediately prior to the merger into the right to receive $315.00 per share in cash (other than shares of Westland common stock held by shareholders who perfect their dissenters’ rights under New Mexico law);

•	the amendment of Westland’s articles of incorporation, pursuant to which any currently existing restrictions on the transfer of Westland’s common stock will be removed; and

•	SCC Acquisitions, Inc., the parent of SCC, owning all of the outstanding shares of Westland common stock.

Upon completion of the merger, Westland will be a wholly-owned direct subsidiary of SCC Acquisitions, Inc. Westland’s current shareholders will cease to have an ownership interest in Westland or rights as shareholders and will also not be shareholders of SCC Acquisitions, Inc. As such, Westland’s shareholders will not have the opportunity to share in any of Westland’s or SCC Acquisition, Inc.’s future earnings (other than from mineral, including oil and gas) or growth or any increase in Westland’s or SCC’s value after the merger, or bear the risk of any losses generated by Westland’s operations or any decrease in Westland’s value after the merger.

A. Lands held for Investment.

Westland is the owner of approximately 54,000 to 57,000 acres of land located on the west side of Albuquerque, New Mexico. Most of its property is held for long-term investment and is leased for cattle grazing at nominal amounts.

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

In 1998 the City of Albuquerque and the County of Bernalillo finalized the approval of a 6,400 acre master plan. In November 1998 Westland and the City executed a Pre-Annexation Agreement. In 2000, the City annexed an initial 1,665 acres. In fiscal year 2005 Westland completed construction at its own cost a pump station, a 4.3 million gallon reservoir and 36-inch transmission line for the water system to serve the initial 1,665 acres within the Master Plan area and donated said facilities to the City per the terms of the Pre-Annexation Agreement. The Pre-Annexation Agreement also requires that the City reimburse Westland its costs of constructing the sewer and water utilities for the initial 1,665 acres by paying all Utility Expansion Charges paid by or for residents within the Master Plan area to Westland until Westland is repaid its costs of construction of the sewer and water utilities aggregating approximately $7.2 million. In July and August, 2006, Westland received $1,505,039 of reimbursements of these costs. Westland currently has under design, is developing, is selling, or has sold lots or super pads to home builders in five subdivisions located within the Master Plan area (the Petroglyphs) aggregating approximately 534 acres, including Sundoro North (approximately 58 acres) and Sundoro South (approximately 67 acres), Watershed (approximately 47 acres), Grasslands (approximately 185 acres planned for single family detached homes and 70 acres of commercial and mixed uses), and Stormcloud (approximately 107 acres).

In addition, Westland will finance additional off site water and sewer distribution and collection lines, drainage facilities, and roads within the Master Plan Area. During the fiscal year ended June 30, 2005 Westland repaid loans obtained to finance construction costs of the water system.

To the extent that Westland develops the properties, the costs will be borne by Westland for on site water and sewer distribution and collection lines, drainage facilities, and roads within the annexed area Depending upon the growth of development in this area, it may take a decade or more for Westland to recover these costs through sales.

The City of Albuquerque has adopted impact fees for payment of certain other costs associated with City development. The adoption of impact fees will increase the cost of new home construction on Albuquerque’s West side, which includes Westland’s annexed lands and may negatively impact Westland’s revenue to the extent it will raise the cost of housing. Impact fees were phased in beginning with 33% of such fees for the period from July 1, 2005 to January 1, 2006, then 66% from January 1, 2006 to January 1, 2007 and 100% thereafter. The fees are payable by the builder to the City on all subdivisions approved after July 1, 2005. Of the Master Plan subdivisions now under way, Sundoro South, Grasslands and Stormcloud are subject to impact fees.

Assuming continuation of the Company in more or less its current form with its current management, management remains committed to the construction of residential, industrial and commercial developments for lease or sale. Westland’s long term business philosophy is to create revenues by enhancing the value of Westland’s land through careful planning and development, while retaining ownership of a major portion of the land in perpetuity and to provide dividends for its shareholders, when consistent with Westland’s cash operating requirements to meet current and near term operating expenses.

C. Oil and Gas and Grazing Leases.

Approximately 50,000 acres are leased to non-affiliated people for cattle grazing. Because of the extreme drought in the area since 1998, Westland has granted rent abatements to the tenants in some of these years. In 2003, Westland entered into a five-year lease at $.40 per acre per year with the heirs of the prior tenant.

Westland has entered into two oil and gas leases on portions of its properties. Both leases will be transferred to Atrisco Oil & Gas LLC should the shareholders approve the Merger Agreement between Westland and SCC at a special shareholder’s meeting pursuant to which SCC will be merged with and into Westland with Westland as the surviving company. Information about these two leases is the following:

As of June 30, 2006, the leases were: (1) one was originally made with Great Northern Gas Co. (“GNG”) for 9,068 acres dated September 17, 2001, which terminates on September 16, 2006, if not extended, and (2) one originally made with Sun Valley Energy Corp. (“Sun Valley”) for approximately 7,211 acres dated June 6, 2000 that has been extended to and terminates on June 6, 2008. Westland’s retained owner’s royalty is 12.5% on the Sun Valley lease and is 13.5% on the GNG lease. These retained royalty interests will become the property of Atrisco Oil & Gas LLC should the shareholders approve the merger.

The Company also owns approximately 30,000 additional acres which may be suitable for oil and gas exploration in the future, if commercial quantities of oil and gas are found on the two existing leases. The approximately 17,000 acres of leased land lies on the western side of Westland’s north tract and extends westerly from north of I-40 on the south to the northern grant boundary near Double Eagle airport beginning several miles west of Paseo del Volcan. Fifty percent (50%) of the oil and gas minerals owned by Westland under these additional acres would, upon approval of the SCC Merger Agreement, be transferred to Atrisco Oil & Gas LLC.

The current assignee of the two leases, Tecton Energy LLC, has indicated an interest in drilling at least one well on each of the two leases. Tecton has requested and received consent from Westland for one drill site on each lease.

Current delay rental payments for the Sun Valley lease are $5.00 per acre per year. There is no agreement for delay payments for the GNG lease due to its termination on September 16, 2006 and no agreement as to the terms of an extension at this time.

The latest drilling activity on Westland’s property occurred approximately two years ago when XTO Energy, Inc. drilled two wells on the GNG lease that were abandoned prior to completion, thus producing no commercial quantities of hydrocarbons.

In mid September Westland was informed by Tecton that it had commenced limited exploratory activities on one or both of its leases. Tecton has made public statements that it believes drilling on the leases will be successful; however, Westland has no knowledge and can provide no assurances to you as to whether Tecton’s efforts will be successful. Prior drilling efforts have not been commercially successful. However, if they are, any royalties from drilling under the Sun Valley and GNG leases would be held by Atrisco Oil & Gas, and not sold to SCC.

The SCC Merger Agreement between Westland and SCC contemplates that if the SCC Merger Agreement is approved by the shareholders a new company to be named Atrisco Oil & Gas LLC will be created into which Westland will contribute 100% of the rents and royalties under Westland’s two existing oil and gas leases and a 50% interest in all oil, gas and other mineral rights owned by Westland immediately prior to, and subject to the completion of, the merger.

Westland also owns and leases certain commercial buildings. (See “Revenue Producing Properties”.)

D. Other Projects.

1.	During fiscal 2006, the Company completed and sold many of the projects that have been ongoing for some years. Included in these projects were The Crossing, Sundoro and Sundoro South.

2.	Westland previously reported that in 1994 it entered into a lease/option arrangement related to approximately 37 acres located one mile north of I-40 on Paseo del Volcan known as The Campos De Suenos Ball Park. Westland took possession and ownership of the facility in 1997 as a result of default in the terms of the lease/option. The Park contains a fully developed recreation and softball complex. The lease of this property that was reported for fiscal 2005 terminated during fiscal 2006 and Westland is seeking a new lessee for this property.

3.	During the later months of fiscal 2005, Westland filed an application with Bernalillo County for approval of an approximately 15,000 acre master plan area located south of I-40. The planned area has been named Zacate and is in the early stages of development and approval. Westland was able to obtain from the County Planning Commission zoning for light industry within the Zacate Plan area. The site is located South of I-40 and West of Paseo del Volcan and zoning for industrial uses was approved by the Board of County Commissioners in fiscal 2007.

4.	Westland has a continuing corporate program of donating land or otherwise assisting in projects that management believes have a long term beneficial effect to the development and furtherance of the educational and health of the community and citizens. In the past it has donated lands for various purposes and continues to receive requests, which it has evaluated. During fiscal 2004, it donated 10 acres to a manufacturing company to assist it in locating its business to the City of Albuquerque. Another owner donated approximately an additional 40 acres, and the 50 acre parcel is being developed to meet the manufacturer’s needs. In fiscal 2005, Westland donated 15 acres to Albuquerque Public Schools as a part of the sale of land.

E. Reinvestment Properties

As part of Westland’s plans to defer the tax burden arising from the sale of its lands to the National Park Service under threat of condemnation for inclusion in the Petroglyph National Monument, it reinvested the sale proceeds in the properties discussed below and two vacant land parcels. As a result of these purchases, Westland believes that it has deferred payment of taxes on the sales of land to the National Park Service. Westland extended this reinvestment program to other money received as a result of the condemnation of any of its properties by any governmental unit.

The Commercial properties are the following:

1.	A commercial building at Coors Boulevard and Sequoia Road in Albuquerque at a cost of $2,630,000, $1,389,328 of which is subject to a Mortgage upon which Westland must pay monthly payments of $17,970. This building has been leased to Walgreen Company for 20 years at a fixed rent of $19,173 per month plus additional rent based upon a formula of gross sales up to a maximum rent of $460,161 in any one year.

2.	A commercial building in Albuquerque’s Midway Industrial Park at a cost of $1,074,000, $555,689 of which is subject to a Mortgage upon which Westland must make monthly payments of $6,893. This building is currently leased to Optomec on a month to month basis at a fixed monthly rental of $7 per square foot.

3.	A commercial building located at Coors Boulevard and Central Avenue at a cost of $3,593,000, which is subject to a mortgage of $2,157,558 requiring payments of $24,682 per month. The building has been leased to Walgreen Company on a minimum 20-year lease at a fixed rent of $26,122 per month plus a percentage of gross sales, with the maximum annual rent being capped at $626,922. Walgreen Company may continue the term of the lease for an additional 40 years.

4	A commercial building located at the SE corner of Eubank and Spain, N.E., at a cost of approximately $1,331,000, which is subject to a mortgage of $697,357 requiring payments of $9,079 per month. The building is leased to Marie Callender Pie Shops, Inc., on a minimum 10-year lease at a fixed rent of $11,000 per month, plus a Percentage Rent in the amount of 6% of Annual Gross Sales in excess of $2,200,000. The tenant has the right to renew the lease for as many as three 5-year terms. Although Marie Callender Pie Shops, Inc. continues to pay rent for the building, it has not occupied the building for more than the past year. The building was subleased by Marie Callender Pie Shops for a period of time, but that subtenant defaulted and the building is presently vacant.

5.	A commercial building located in El Paso, Texas at a cost of approximately $3,907,000, which is subject to a mortgage of $2,674,661 requiring payments of $25,403 per month. The building is leased to Walgreen Company on a minimum 20-year lease at a fixed rent of $28,167 per month, plus a percentage of gross sales with a maximum annual rent of $676,000.

6.	An office building located in Albuquerque, New Mexico at a cost of approximately $1,662,000 which is subject to a mortgage of $1,203,125 requiring payments of $5,208 plus interest at LIBOR + 2% (8% at June 30, 2006). 100% occupied multi-tenant office space with leases of 5 years.

7.	An office building located in Albuquerque, New Mexico at a cost of approximately $1,553,000 which is subject to a mortgage of $993,667 requiring interest only payments of LIBOR + 2.5% (8.5% at June 30, 2006). 70% occupied multi-tenant office space with leases of 5 to 10 years.

Current Real Estate Market Conditions

The market conditions for the development and sale of properties in Albuquerque appear to be stable for the near term although housing inventories for existing homes city-wide have grown and new home permits declined sharply in July, 2006. Westland has been able to sell the residential properties it has developed. Demand appears to be continuing for lots in the areas being developed by Westland. Management feels that sales will decrease slightly, due to an overall slowdown in the market. Management believes that for the foreseeable future, residential, commercial and industrial construction will continue at a moderate pace in the Albuquerque real estate market.

During the past fiscal year Westland was restricted in its ability to aggressively develop and market its properties because the prospective purchasers of the outstanding stock under the various Agreements and Plans of Merger wanted to maintain the integrity of the properties pending the completion of the vote by the shareholders to either approve or disapprove the agreements. It is now anticipated that the shareholders will meet in November 2006 to vote on the SCC Agreement.

Competition

Westland’s industrial parks: Volcano Business Park and the industrial lands within the planned area now compete, and will continue to compete, with other business and industrial parks in the Albuquerque area, including some that are more established and some that are located near the major population centers of Albuquerque.

Residential subdivisions on Westland’s land compete with other areas in the Albuquerque housing market (essentially Bernalillo County and portions of Sandoval County and Valencia County), as well as with other subdivisions on the west side of the City of Albuquerque. A number of large subdivisions to the north of Westland’s land are nearly fully sold. Growth continues in other large subdivisions located about five to six miles north of Westland’s lands as well as properties owned by others located on Albuquerque’s Southwest and Southeast Mesa and Sandoval and Valencia Counties.

The implementation of impact fees by the City of Albuquerque have resulted in builders asking for discounted prices for lots, but has not, as yet, had any adverse effect on Westland’s ability to sell property in competition with developers of land located in neighboring counties upon which no such impact fees may be assessed or are assessed at a lower number. (See “Governmental Regulations”)

Employees

As of June 30, 2006, Westland had thirteen full-time and three part-time employees. Westland’s president, who is also a director, is a full time employee. Ms. Georgia Baca, a director, is a part time employee. Westland also has contractual relationships with a person who is an officer and a director, who provides various services to Westland outside his duties as a director or officer.

Government Regulations

Westland’s ability to undertake an active program of development of its land and management of its rental properties (whether such development is performed by Westland itself or by sale of Westland’s land to others for development) is dependent on Westland’s ability to comply with laws and regulations of the State of New Mexico, Bernalillo County, and the City of Albuquerque, applicable to general environmental protection, land-use planning, annexation, zoning and subdivisions. Both the County and City regulate the subdivision of land and impose zoning and building permit requirements. The subdivision regulations of both Bernalillo County and the City of Albuquerque require, as a condition of approval of proposed subdivisions, that adequate provision be made by the developer for land use planning, water (both to quantity and quality), liquid waste disposal, solid waste disposal, sufficient and adequate roads and storm drain management.

The existing annexed properties in the Master Plan Area should not be affected by this new legislation.

Although compliance with federal, state, and local provisions relating to the protection of the environment, including laws regulating subdivisions and land-use planning and endangered species, has in recent years had no material effect upon the capital expenditures, earnings or competitive position of Westland, no assurance can be given that this situation will continue. Requests relating to drainage, traffic flow and similar matters from the City of Albuquerque have occasionally delayed the receipt of necessary approvals and required modification of development proposals. The expected opening of the Eclipse plant at Double Eagle II Airport to the north of Westland’s land on Paseo del Volcan may have an impact on the use of and planning for Westland’s land in the vicinity of the airport. Management believes the construction of the Eclipse factory at Double Eagle II Airport and the construction of a manufacturing plant in the same area, will favorably impact the value of Westland’s lands. However, City Council members have voted to downsize the connecting water line to be so small as to prohibit tie-ins by other users, including Westland.

As previously reported, at Westland’s request, the City of Albuquerque created Special Assessment Districts affecting the Atrisco Urban Center and El Rancho Atrisco areas for the financing of water, sewer, paving and other street improvements, and levied assessment liens on them. Management thought that this mechanism might provide a way to finance the improvements, and SAD’s for future development of Westland’s property. Westland also thought that legislation permitting the use of Public Improvement District bonds (PID’s) for this purpose and this form of tax assessment financing might be available to Westland. Management determined that if this financing was used control of the development related to the financing would be under the complete control of the City, which Management concluded was not acceptable.

A mandate by the State Legislature for implementation of Impact Fees may result in Westland’s lands being disadvantaged because the fees that surrounding municipalities and counties charge are much less than those that will be charged Westland by Albuquerque and Bernalillo County. Bernalillo County began the assessment of such fees on January 1, 1996, but Albuquerque implemented the fees in July of 2005. The fees charged by the City on the Westside are much higher than the fees charged in other areas of the City.

Availability of Water and Municipal Services

The unavailability of sufficient water has often been a major inhibiting factor in the land development business in the Southwest. The extent of Westland’s water rights has not been determined; however, Westland retained the services of two water specialists to investigate the existence of any Westland water rights and to otherwise consult with Westland on matters involving availability of water. As a result of these services, Westland has declared its ownership of a certain amount of water rights but the claimed rights have not been adjudicated to fully determine their validity. However, lack of ownership of water rights by Westland would not be an inhibiting factor to the development of Westland’s land if adequate water were to be made available through the newly created City-County Water Utility Authority and/or other water sources or by purchase by Westland or by a developer that might purchase and develop land. For example, Tierra West Mobile Home Park was created on land sold by Westland near Nine Mile Hill and the recreation complex leased or purchased water rights and drilled wells to meet their water needs.

Most of Westland’s land lies outside the municipal limits of the City of Albuquerque and is not furnished with water or other services. Westland experienced little difficulty in having its previous developments furnished with services, but the same cannot be assumed for other areas of Westland’s land and future developments.

Other Factors Affecting Development of Westland’s Land

Various activist groups, as well as neighborhood organizations occasionally take actions that might have some impact upon or delay Westland’s plans for the development of some of its lands. Management is aware that some people or small groups of people continually express opposition to Westland’s operating plans.

ITEM 2: DESCRIPTION OF PROPERTIES

The major physical assets owned by Westland are its land, which is owned in fee simple. Until entering into the Agreements and Plan of Merger with parties interested in purchasing all of Westland’s outstanding shares of its common stock, Westland believed that it owned approximately 57,000 acres. Surveys of the land that were made as a part of those Agreements have established that Westland owns approximately 54,000 to 55,000 acres. The land is mostly comprised of undeveloped land held for long-term investment. Approximately 6,400 acres are located in Westland’s Master Plan area, of which 1665 acres have been annexed into the City of Albuquerque and another 900 acre tract, called the Atrisco Terrace, was condemned by the City of Albuquerque for open space.

Westland also owns free and clear of all debt the Atrisco Urban Center office building, comprising approximately 11,097 square feet, 4,166 of which is leased to a Bank, while the remainder is used by Westland for its executive offices.

Interstate Highway I-40, the main east-west highway through Albuquerque, crosses Westland’s land. Access to Westland’s land from Interstate 40 is provided by the Coors Boulevard interchange near the eastern edge of Westland’s land, by the Unser Boulevard interchange at the western edge of the Atrisco Urban Center, by the 98th Street interchange to the west of the Atrisco Urban Center and by the Paseo del Volcan interchange where I-40, Paseo del Volcan and Central Avenue meet. Running north from the I-40 interchange, Paseo del Volcan traverses about 4 1/2 miles of Westland’s land to the Double Eagle II Airport. Bernalillo County has extended Paseo del Volcan south of the I-40 interchange to the point at which it intersects Dennis Chavez Blvd. (formerly Rio Bravo) to form an inner loop for the City’s southwest quadrant.

Westland and other landowners and developers (the Northwest Loop Association) dedicated land and have paid a portion of the design costs for the Northwest Loop, which has been approved by the New Mexico State Highway Commission. The Northwest Loop will extend for approximately 39 miles and will connect I-40 and 1-25, through New Mexico State Highway 44, and will cross the western portion of Westland’s land lying within the Rio Puerco Valley. In 1995 Westland donated 169 acres for development of the Northwest Loop. Completion of the Northwest Loop is not expected for about 5 years.

Most of Westland’s land is remote and not readily accessible, not serviced by utilities, and Management believes that the bulk of its land will not be available for development in the foreseeable future. A large portion of the undeveloped land is leased for agricultural uses. (See “Item 1. Business.”). The bulk of Westland’s undeveloped land is held for long-term investment.

In the opinion of Westland’s Management, its developed property is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

Other than ordinary routine litigation incidental to Westland’s business, neither Westland nor any member of management is the subject of any pending or threatened legal proceedings except the following:

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

Rachel Stubbs purports to represent a class of all of Westland’s shareholders and seeks both injunctive relief and damages arising out of Westland’s then-proposed merger with ANM. The complaint alleges that the individual defendants, all of Westland’s directors, breached their fiduciary duty to shareholders by entering into an agreement to sell Westland to ANM at all or for a price that is less than Westland’s true value (according to the plaintiff). The complaint alleges that the directors have conflicts of interest because they hold what the complaint alleges are “change in control” shares of Westland common stock and because of certain employment agreements. In addition to purporting to allege a breach of fiduciary duty, plaintiff alleges that the defendants engaged in insider trading in violation of New Mexico’s securities law, engaged in a conspiracy to do the alleged wrongful acts described in the complaint, and aided and abetted each other in the breach of fiduciary duty. Plaintiff also seeks to enforce a purported demand for inspection of Westland’s books and records pursuant to New Mexico’s Business Corporation Act.

The case is stayed by agreement of the parties. It appears most of the litigation activity relevant to this case will occur in the Rael case and that this case will either remain inactive for the time being or be consolidated with the Rael case. At this time, the ultimate outcome of this case cannot be predicted.

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

The verified complaint purports to be a shareholder class and derivative action on behalf of all shareholders of Westland and Westland. The action seeks declaratory relief, injunctive relief and compensatory and punitive damages arising out of Westland’s then-proposed merger with SHNM. The individual defendants are all directors of Westland.

The complaint purports to allege ten claims for relief against certain individual director defendants including: (1) that they breached their fiduciary duty by entering into the merger agreement with SHNM; (2) that they acquired Westland common stock while in possession of inside information; (3) that they misappropriated information relating to Westland’s financial condition; (4) that they conspired with one another to perform the wrongful acts listed in the complaint; and (5) that they engaged in corporate waste by awarding some director defendants lucrative severance contracts, enhanced indemnification provisions, obtaining additional director’s and officer’s liability insurance by removing restrictions on the transferability of certain shares of Westland stock and agreeing to severance payments.

In addition, plaintiff sought an order requiring Westland to hold its annual meeting of shareholders and seeks an order in the complaint to inspect certain corporate records under the New Mexico Business Corporation Act.

Plaintiff seeks declaratory, injunctive and compensatory relief including: (1) declaring that the individual defendants breached their fiduciary duties when they entered into the merger agreements with ANM and later with SHNM and that the agreements are “unlawful and unenforceable”; (2) enjoining the defendants from proceeding with the then-proposed merger with SHNM, “unless and until Westland adopts and implements a fair sale procedure or process”;

(3) imposing a constructive trust in favor of Westland’s shareholders over all oil and gas rights owned by Westland; (4) ordering defendants to create and fund a permanent cultural heritage committee to oversee the creation and operation of a museum of Atrisco history as well as publishing certain information about Atrisco history; (5) ordering the defendants to ensure the perpetual operation of the cemeteries; (6) ordering the publication of all documents associated with the then-proposed merger with SHNM in Spanish as well as English; (7) ordering defendants to hold an annual shareholder meeting; (8) awarding an unspecified amount of compensatory damages; (9) awarding an unspecified amount of punitive damages; and (10) awarding plaintiffs’ costs and reasonable attorneys’ fees.

Discovery stayed by the court on July 17, 2006, and until the publication of the proxy statement relating to the current merger agreement. Since the proxy has been published, discovery is again underway, and depositions are expected to occur in October. A scheduling order has been agreed upon by the parties.

Westland and the individual defendants moved to dismiss the original complaint. Shortly before the hearings scheduled to address the motions, Plaintiff decided to file an amended complaint, which is expected to assert claims similar to the claims raised by the original complaint (though specific to the SunCal merger proposal instead of the SHNM agreement). If the allegations are as Westland anticipates, Westland expects to file a renewed motion to dismiss by September 26, 2006.

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

The case is stayed by agreement of the parties. It appears most of the litigation activity relevant to this case will occur in the Rael case and that this case will either remain inactive for the time being or be consolidated with the Rael case. At this time, the ultimate outcome of this case cannot be predicted.

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

The case is stayed by agreement of the parties. It appears most of the litigation activity relevant to this case will occur in the Rael case and that this case will either remain inactive for the time being or be consolidated with the Rael case. At this time, the ultimate outcome of this case cannot be predicted.

Westland and the other defendants deny the allegations in, and intend to vigorously defend against, the complaints disclosed above.

5.	Henry Gabaldon, Jr. and Lillian Lund as Co-Conservators for Henry Gabaldon, Sr., Plaintiffs, vs. Richard L. Gonzales and Westland Development Co., Inc., Defendants. State of New Mexico, County of Bernalillo, Second Judicial District, CV 2006 02827. This action was filed on April 11, 2006.

This action makes claims that Henry Gabaldon, Sr. sold 602 shares of Westland stock to Richard L. Gonzales in July 2005 after Mr. Gonzales allegedly had information about the interest of unnamed persons or entities in purchasing Westland’s stock. Plaintiffs claim Westland knew that various individuals were misrepresenting the true value of Westland stock to Westland shareholders, and therefore Westland had a duty to either suspend trading in Westland stock or to advise Westland shareholders of the “true value” of Westland stock prior to Mr. Gabaldon’s sale of the stock to Mr. Gonzales. Plaintiffs seek actual and treble damages, plus attorneys’ fees and costs.

Westland moved to dismiss the complaint in this case, and Plaintiffs agreed to the dismissal, but the court has permitted an amended complaint to be filed. Westland anticipates moving to dismiss all or portions of that complaint by December 4, 2006. Discovery is stayed until resolution of that motion. At this time, the ultimate outcome of this case cannot be predicted.

Westland denies the allegations in, and intends to vigorously defend against, the complaint in this case.

6.	Tracie Jernigan vs. Richard L. Gonzales, Westland Development Co., Inc. and Does 1-100. State of New Mexico County of Bernalillo, Second Judicial District, CV 2006 05297. This action was filed on July 7, 2006.

This action makes claims that Tracie Jernigan sold 2,160 shares of Westland stock to Richard L. Gonzales in July 2005 after Mr. Gonzales allegedly acquired inside information about the interest of unnamed persons or entities in purchasing Westland’s stock or assets. Plaintiff claims an “unknown Westland insider” provided such information to Mr. Gonzales. Plaintiff seeks actual, punitive and trebled damages, attorneys’ fees and costs, certain injunctive relief, and also seeks to enforce a previously unasserted purported demand for inspection of Westland’s books and records pursuant to the New Mexico Business Corporation Act.

Plaintiff also alleges that the defendants engaged in unlawful insider trading of Westland stock and that they conspired to agree to do the acts alleged in the complaint.

Westland has moved to dismiss portions of the complaint in this case, and has moved for summary judgment as to the remaining portions of the complaint. The motions are set to be heard in late November, 2006. At this time, the ultimate outcome of this case cannot be predicted.

Westland denies the allegations in, and intends to vigorously defend against, the complaint in this case.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 8, 2006, Westland’s shareholders elected three Class B directors to the seats that each such director previously held. A proposed vote on the Agreement and Plan of Merger between Westland and SHNM Acquisition Corp. that had been planned for that meeting was adjourned until a future date because the price to be paid the shareholders and other provisions in the Agreement had been materially changed from the terms contained in the proxy statement submitted to the shareholders for that meeting. It was anticipated that the proxy statement would be amended to bring the information current and the meeting would be rescheduled. However an intervening bid by another party caused the SHNM agreement to be replaced with a new agreement with another party.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Because ownership of Westland common stock is restricted pursuant to Westland’s articles of incorporation as discussed below, no established public trading market exists. To Westland’s knowledge, no dealer has made, is making, or is attempting to create such a market from which to determine an aggregate market value of any Westland stock. In 1989, Westland entered into an arrangement with an independent stockbroker to broker transactions in Westland common stock between selling shareholders and eligible purchasers. Any fees or commissions charged by the stockbroker were borne entirely by Westland and the services provided by the stockbroker were solely for the benefit of Westland’s shareholders in facilitating the sale or purchase of Westland shares by matching eligible buyers with sellers. The stockbroker did not directly buy or sell Westland stock, and a shareholder was not required to use the stockbroker in order to dispose of shares. On August 4, 2005, upon receiving an offer to purchase all of the issued and outstanding shares of Westland’s common stock for a price substantially in excess of the then existing price for those shares established by trading between shareholders, Westland instructed the stockbroker to cease the facilitation of trades of Westland shares. Prior to August 4, 2005, the broker had informed Westland that the price at which Westland common stock had been bought and sold by Westland shareholders had been $20.00 per share. As discussed above, the current offer for all of the issued and outstanding Westland common shares through a merger agreement is $315.00 plus ownership of Atrisco Oil and Gas LLC.

Since 1982, the outstanding shares have been subject to restrictions imposed by a majority of Westland’s shareholders who amended Westland’s Articles of Incorporation. Those Articles prohibit (with certain limited exceptions) transfer of Westland stock to persons other than lineal descendants of the original incorporators of the Town of Atrisco (a New Mexico Community Land Grant Corporation).

The following table sets forth as of September 20, 2006, the number of holders of the classes of Westland’s shares.

Title of Class	Number of Record Holders
No par value common stock	6383
Class B common stock	41

Dividends: During fiscal year ended June 30, 2006 Westland paid cash dividends to shareholders of $797,159, inclusive of associated costs. Because of restrictions in the various merger agreements that Westland entered into during the year, no dividends were declared or paid during fiscal 2007.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

In the past fiscal year, land sales were slightly lower than during the prior year as the Company experienced decreased sales of improved residential lots but increased revenue from the sale of undeveloped large parcels. Developed lot sales decreased by $2.1 million to $17.1 million in the current fiscal year from $19.2 million in fiscal year ended June 30, 2005. The larger 2005 revenue was predominantly attributable to a single sale of 140 lots for $5.3 million in April 2005. Undeveloped lot sales increased by $855,000 to $3.5 million in the current fiscal year from $2.6 million in the fiscal year 2005.

During fiscal 2005, Albuquerque continued the growth pattern that has benefited Westland during the past ten years. Albuquerque continues to be one of the fastest growing cities in the Southwest and, because of certain geographical and other limitations on its growth, Westland’s lands lie directly in the path of future predictable growth patterns.

Westland’s future revenues will continue to be largely dependent upon the sale of land. The Company’s assets are illiquid, comprising principally undeveloped land. Sales are dependent upon the market conditions in Albuquerque.

Westland anticipates making capital commitments for land development projects over the next few years as the economy and opportunities dictate that such expenditures would be warranted. Capital commitments may include special assessment districts for roads and water and sewer lines on its land. In some cases infrastructure improvements are paid for by assessments, which increase the value of Westland’s land and make further development possible. Westland intends to incur capital expenditures when management determines such investments will increase the value of the land and generate future revenue.

Land is Westland’s principal capital resource, and is valued, for financial accounting purposes, at its 1907 value plus the cost of improvements. Westland’s balance sheet does not reflect the actual current value of this asset. The Company has had no current appraisals of the land and, therefore, the actual value of the land is not known. The carrying value of the land was increased during each of the last three fiscal years, due to increased investment. The carrying value will be increased or decreased regularly as Westland acquires, sells or develops parcels of land. Management believes the June 30, 2006 carrying value of the land is substantially less than its current market value. Westland’s balance sheet also segregates income-producing properties, which consist of commercial real estate and improvements. The actual value of Westland’s land varies depending on national and local market conditions and the amount and proximity of roads, utilities and other amenities to the land under development. As Albuquerque continues to grow, the land value of both developed and undeveloped land should increase.

As reported in prior years, Westland has received approval of its Master Plan, the initial 1,600 acres of which are called The Petroglyphs, by both the City of Albuquerque and Bernalillo County. The area lies north of Interstate 40 and south of the Petroglyph National Monument between Unser Boulevard and Paseo del Vulcan Road. It consists of approximately 6,400 acres, but does not include any land located within the Monument and will have no adverse impact on the Monument. During fiscal year 2001, the City of Albuquerque annexed the initial 1,665 acres of the master planned area. This has permitted sewer and water services to be extended in an orderly manner to that acreage as it is being developed. Westland agreed with the City and in 2003 and 2004 incurred the cost of the infrastructure normally paid for by the City for new development in the master planned area. These expenditures will be recovered through a fee (Utility Expansion Charge or “U.E.C.”) charged by the City as each lot is connected to the services. Sale of the initial parcels of land within the initially annexed area began in mid fall of calendar 2004, and is anticipated to continue into the foreseeable future.

Westland’s long term business philosophy is to enhance the value of its land through careful planning and development, and simultaneously increasing the value of Westland’s stock and to provide dividends for its shareholders, when consistent with Westland’s need for a sufficient cash flow to meet current operating expenses.

Financial Condition:

During fiscal 2006, total assets increased to $49.4 million from $42 million, and liabilities increased from $21.6 million to $22.7 million. During fiscal 2006 Westland invested $794,000 in income producing and other assets while during 2005 it invested $1.6 million in such property and assets. Cash and cash equivalents increased by $840,000. Operations generated $3.4 million during the period. In addition, the company increased its indebtedness under short-term lines of credit primarily related to expenditures with the Petroglyph development by $2.8 million, net. $797,000 was paid to shareholders in the form of dividends. Taken together, land held for development and income-producing properties, which aggregate approximately $29.5 million, increased by $6.2 million net of depreciation.

At June 30, 2006, the Company maintained lines of credit with a local bank aggregating $7 million, collateralized by approximately $4 million of treasury securities. The purpose of these lines is to provide funds necessary for its continued expansion. At year-end, the outstanding balances totaled $4.8 million.

During fiscal 2007 (extended from June 30, 2006) the Company will be obligated to pay income tax of approximately $1.9 million should replacement properties totaling $4.7 million, for lands sold under condemnation, not be reinvested. Management diligently seeks income-producing properties for acquisition as replacement properties and fully expects to offset this tax obligation.

During the fiscal year ended June 30, 2006, the Company utilized cash generated from operations and cash on hand, as well as its liquidity arrangements, to cover its capital requirements and construction expenditures. The Company anticipates that internal cash generation and current debt capacity will be sufficient to meet all of its capital requirements and construction expenditures for the current fiscal year. To cover the difference in the amounts and timing of cash generation and cash requirements, the Company intends to use short-term borrowings under its current and future liquidity arrangements. At June 30, 2006, the two largest components of the Company’s liabilities were notes and mortgages payable of $14 million and deferred taxes of $7.1 million. The mortgage debt service is paid from the receipt of rental revenue, and taxes deferred by the acquisition of the properties subject to these mortgages will not have to be repaid until and if the properties are sold. Beginning in 2003, the Company entered into various construction contracts for the development of a water infrastructure system for new residential and commercial properties. In March, 2005 the water system was transferred to the City of Albuquerque at a cost of $7.2 million. The Company began receiving reimbursement of the cost of this system in July, 2006.

Results of Operations:

In fiscal 2006, land revenues decreased by $1.2 million from $21.8 million in 2005 to $20.6 million. During 2006, non-condemnation large parcel land sales increased by $855,000 from $2.6 million to $3.5 million. Improved lot sales decreased by $2.1 million to $17.1 million from $19.2 million. The larger 2005 revenue was predominantly attributable to a single sale of 140 lots for $5.3 million in April 2005. The related cost of land revenues decreased by $3.2 million from $11.4 million in fiscal year ended 2005 to $8.2 million in fiscal year ended 2006. The gross profit ratio on all land sales increased from 48% to 61% because of the shift in sales make up to undeveloped large parcel sales from developed lot sales, which bear significantly higher improvement costs. Rental revenue increased from $1.4 million to $1.6 million and the related costs increased from $430,000 to $484,000. General, administrative and operating expense increased by $1.6 million from $2.5 million to $4.1 million predominantly as a result of expenses incurred in relation to the proposed mergers of the Company.

Other Income Changes:

During the current year, the Company recorded $2.2 million of other income in relation to partnership income received from Westland Economic Development, LLC.

ITEM 7: FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Stockholders

Westland Development Co., Inc.

We have audited the accompanying balance sheet of Westland Development Co., Inc. as of June 30, 2006, and the related statements of earnings, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westland Development Co., Inc. as of June 30, 2006, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Oklahoma City, Oklahoma
September 15, 2006

Westland Development Co., Inc.

BALANCE SHEET

June 30, 2006

ASSETS
Cash and cash equivalents
Unrestricted	$6,165,208
Restricted	4,192,635

10,357,843

Receivables
Real estate contract (note B)	51,659
Utility Expansion Charges - Current (note C)	2,349,410
Other receivables	1,466,580
Federal tax overpayment	365,951

Prepaid expenses and other assets	134,519

Land and improvements held for future development (notes C and E)	16,122,076

Income-producing properties, net (notes D and E)	13,420,409

Property and equipment, net of accumulated depreciation of $686,884 (note E)	336,574

Utility Expansion Charges – Long-term (note C)	4,759,259

$49,364,280

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable, accrued expenses and other liabilities	$1,666,695
Deferred income taxes (note F)	7,064,525
Notes and mortgages payable (note E)	13,968,789

Total liabilities	22,700,009

Commitments and contingencies (notes E and K)

Stockholders’ equity (note G)

Common stock - no par value; authorized, 736,668 shares; issued and outstanding, 709,827 shares	8,500
Class B common stock - $1 par value; authorized, 491,112 shares; issued and outstanding, 85,100 shares	85,100
Additional paid-in capital	491,061
Retained earnings	26,079,610

Total Stockholders’ equity	26,664,271

$49,364,280

The accompanying notes are an integral part of this statement.

Westland Development Co., Inc.

STATEMENTS OF EARNINGS

Year ended June 30,

	2006	2005
Revenues
Land	$20,538,312	$21,829,050
Rentals	1,581,772	1,373,851

	22,120,084	23,202,901

Costs and expenses
Cost of land revenues	8,175,577	11,398,609
Cost of rentals	485,040	430,782
Other general, administrative and operating	4,082,084	2,534,093

	12,742,701	14,363,484

Operating income	9,377,383	8,839,417

Other (income) expense

Interest income	(197,602)	(99,250)
Gain on sale of assets	—	(16,511)
Other income	(2,232,619)	(303,658)
Interest expense	246,130	381,598

Total other (income) expense	(2,184,091)	(37,821)

Earnings before income taxes	11,561,474	8,877,238

Income tax expense (note F)	4,451,565	3,575,093

NET EARNINGS	$7,109,909	$5,302,145

Weighted average common shares outstanding, basic and diluted	794,927	794,929

Earnings per common share, basic and diluted	$8.94	$6.67

Dividends paid per common share	$1.00	$1.00

The accompanying notes are an integral part of this statement.

Westland Development Co., Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended June 30, 2006 and 2005

	Common stock no par value		Class B Common stock $1 par value		Additional paid-in capital	Retained earnings	Total
	Shares	Amount	Shares	Amount
Balances at June 30, 2004	709,834	$8,500	85,100	$85,100	$491,061	$15,261,892	$15,846,553
Net earnings	—	—	—	—	—	5,302,145	5,302,145
Cash dividends paid - $1.00 per share	—	—	—	—	—	(797,159)	(797,159)
Acquisition and cancellation of common stock	(7)	—	—	—	—	—	—

Balances at June 30, 2005	709,827	8,500	85,100	85,100	491,061	19,766,878	20,351,539
Net earnings	—	—	—	—	—	7,109,909	7,109,909
Cash dividends paid - $1.00 per share	—	—	—	—	—	(797,177)	(797,177)

Balances at June 30, 2006	709,827	$8,500	85,100	$85,100	$491,061	$26,079,610	$26,664,271

The accompanying notes are an integral part of this statement.

Westland Development Co., Inc.

STATEMENTS OF CASH FLOWS

Year ended June 30,

	2006	2005
Increase in Cash and Cash Equivalents
Cash flows from operating activities
Cash received from land sales and collections on real estate contracts receivable	$20,071,582	$21,132,216
Development and closing costs paid	(14,330,997)	(11,391,603)
Cash received from rental operations	1,571,064	1,373,851
Cash paid for rental operations	(104,732)	(55,928)
Cash paid for property taxes	(126,452)	(99,309)
Interest received	197,602	99,250
Interest paid	(214,776)	(371,178)
Income tax paid	(6,748,926)	(3,134,512)
Other general and administrative costs paid	(3,676,947)	(1,779,112)
Other	2,672	303,658

Net cash (used in) provided by operating activities	(3,359,910)	6,077,333

Cash flows from investing activities
Capital expenditures	(794)	(1,654,404)
Partnership income	2,229,947	—
Proceeds from disposition of assets	—	16,511

Net cash provided by (used in) provided by investing activities	2,229,153	(1,637,893)

Cash flows from financing activities

Borrowings on notes and mortgages	6,330,000	13,569,342
Repayments of notes and mortgages	(3,561,552)	(16,624,103)
Payment of dividends	(797,177)	(797,159)

Net cash provided by (used in) financing activities	1,971,271	(3,851,920)

NET INCREASE IN CASH AND CASH EQUIVALENTS	840,514	587,520

Cash and cash equivalents at beginning of year	9,517,329	8,929,809

Cash and cash equivalents at end of year	$10,357,843	$9,517,329

The accompanying notes are an integral part of this statement.

Westland Development Co., Inc.

STATEMENTS OF CASH FLOWS - CONTINUED

Year ended June 30,

	2006	2005
Reconciliation of Net Earnings to Net Cash Provided by Operating Activities
Net earnings	$7,109,909	$5,302,145
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation	446,633	404,363
Deferred income taxes	(152,901)	(88,563)
Gain on sale of assets	—	(16,511)
Partnership income	(2,229,947)	—
Change in
Income taxes payable	(2,144,460)	529,144
Accounts and other receivable	(527,036)	(8,023,518)
Land and improvements held for future development	(6,208,984)	8,227,906
Prepaid expenses and other assets	78,072	28,722
Deferred income leases	46,417	(45,901)
Accounts payable, accrued expenses and other liabilities	177,144	(238,878)
Accrued interest payable	31,354	10,420
Real estate contracts receivable	13,889	(11,996)

Net cash (used in) provided by operating activities	$(3,359,910)	$6,077,333

The accompanying notes are an integral part of this statement.

Westland Development Co., Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2006 and 2005

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

1. History of Company and Beginning Basis of Financial Reporting

In 1892, the descendants of the owners of a land grant deeded in 1692 by the Kingdom of Spain became incorporators of a land grant corporation named Town of Atrisco. Ownership of the Town of Atrisco was based on proportionate ownership of the land grant. In 1967, the Town of Atrisco was reorganized and became Westland Development Co., Inc. (the “Company”), with the heirs receiving shares in the Company in proportion to their ancestors’ interests in the Town of Atrisco Corporation. The net assets of $232,582 at the date of reorganization were assigned as follows:

Value of no par common stock as stated in the Articles of Incorporation	$8,500
Additional paid-in capital	224,082

$232,582

The Company estimated that it owned approximately 49,000 acres of land at the date of incorporation as Westland Development Co., Inc. Such acreage was used as the beginning cost basis for financial reporting purposes and was valued at $127,400 ($2.60 per acre) based on an appraisal in 1973 which determined the approximate value of the land in 1907. This date approximates the date that the Patent of Confirmation covering the land comprising the Atrisco Land Grant was given to the Town of Atrisco by the United States of America. Since the date of the Patent of Confirmation, the Company’s acreage has increased in market value, but a full determination of such value has not been made.

2. Nature of Operations

The Company develops, sells or leases its real estate holdings, most of which are located in or near Albuquerque, New Mexico. The Company may use joint ventures or participation in limited partnerships to accomplish these activities. Revenue sources for the years ended June 30, 2006 and 2005 consist primarily of proceeds from land sales and governmental condemnations and rentals from developed properties, such as single-tenant retail stores and office space. Land sales are primarily to commercial developers and others in the Albuquerque area and certain governmental agencies, and the terms of sale are generally cash upon closing. The Company has relied primarily upon cash land sales over the past several years due to the collection risk associated with real estate contracts.

3. Cash and Cash Equivalents

Cash and cash equivalents are considered to include highly liquid investments with maturities of three months or less and money market funds.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits and in certain other funds which are not federally insured. Cash equivalents include approximately $4.2 million in a money market account with an investment banking company. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Restricted cash at June 30, 2006 represents amounts held in treasury securities pledged as collateral against a $5 million construction line of credit to be used to pay construction contracts for the development of new residential and commercial properties.

Westland Development Co., Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2006 and 2005

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

6. Recognition of Income on Real Estate Transactions and Rentals

Sales of developed lots to home builders are recognized on a case by case basis dependent upon the transactions satisfaction of the full accrual method requirements of Statement of Financial Accounting Standards (“SFAS”) No. 66 “Accounting for Sales of Real Estate”. Under New Mexico law, conveyance may begin once a final plat is filed for a given development. Obtaining a plat requires that the developer either complete in its entirety the infrastructure related to the project or provide financial guarantees in the form of bonds to ensure that the project will be completed. Generally, a homebuilder will contract to purchase a fixed number of lots in a given development. Westland’s contracts generally require the homebuilder to conclude the purchase of a small number of contracted lots (typically 5-10) at the time the final plat is recorded. Remaining lots are then scheduled in increments a certain number of days from ‘substantial completion’. In this event, the Company utilizes the City of Albuquerque Engineer’s Acceptance Letter as the event that triggers ‘substantial completion’. The vast majority of the Company’s sales to homebuilders occur under non recourse cash transactions, subsequent to the ‘substantial completion’ of the development and as such are recorded utilizing the full accrual method. At the period ended June 30, 2006, the Company was not obligated under additional construction commitments related to any recorded sale. As such, there are no open transactions requiring percentage of completion treatment pursuant to paragraphs 41 and 42 of SFAS 66.

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

Westland Development Co., Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2006 and 2005

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES - CONTINUED

7. Income Taxes

Deferred income tax assets or liabilities are determined based on the difference between financial statement and tax bases of certain assets and liabilities as measured by the enacted tax rates in effect using the liability method. Valuation allowances are established by management when necessary to reduce deferred tax assets to the amount expected to be realized.

8. Earnings Per Common Share

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

9. Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

10. Long-Lived Assets

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

The Financial Accounting Standards Board’s SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, and subsequent pronouncements require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company has elected not to designate derivative instruments as hedges in accordance with SFAS No. 133, even if they would otherwise qualify as a hedge. Therefore, the changes in fair value of these instruments that occur prior to their maturity are reported in the statements of earnings as an unrealized gain or loss on interest rate swaps. As of June 30, 2006, the fair value of the agreement was not significant to the financial statements. Amounts recorded as an unrealized gain or loss on interest rate swaps do not represent cash gains and losses. Rather these amounts are temporary valuation swings based on the anticipated future cash flows from the contract. The actual future cash flows will be based on the interest rate in effect at the time of settlement and may be more or less than fair value estimates used at year-end. Actual cash settlements are included in interest expense.

Westland Development Co., Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2006 and 2005

NOTE B - REAL ESTATE CONTRACT RECEIVABLE

The real estate contract receivable at June 30, 2006 consists of a contract with variable interest (8% at June 30, 2006), is due in a lump-sum payment of principal and interest at maturity in 2006 and is collateralized by land.

NOTE C - LAND AND IMPROVEMENTS HELD FOR FUTURE DEVELOPMENT AND UTILITY EXPANSION CHARGES

The Company estimates that it presently owns approximately 55,000 acres of land, primarily including land located within the boundaries of the Town of Atrisco Land Grant and land located elsewhere which the Company has acquired since incorporation. Improvements are currently in process on approximately 3,500 acres of the Company’s land (‘Master Plan’ residential community). Improvements consist of abstracts, surveys, legal fees, master and sector plans, infrastructure improvements and other costs related to land held by the Company which are allocated to respective tracts primarily by specific identification of costs.

During the fiscal year ended June 30, 2004, the Company constructed a water infrastructure for the future development of new residential and commercial properties. The total project cost was approximately $7,200,000, was completed in early July 2004, and was transferred to the City of Albuquerque in March 2005. The Company will receive Utility Expansion Charge (“UEC”) reimbursements from the City of Albuquerque at an approximate rate of $2,619 per residential hook up beginning in March 2006 until such time that the project cost has been recovered. The Company anticipates a recovery rate of 500 hook ups ($1,309,500) per year and anticipates full recovery within 5-7 years. Through August 2006, the Company had recovered $1,505,039 of the total reimbursement for hookups between March 2005 and June 30, 2006.

Plans for ultimate development of the remaining property have not been finalized.

Land and improvements consist of the following at June 30, 2006:

Land	$3,058,672
Improvements	13,063,404

$16,122,076

NOTE D - INCOME-PRODUCING PROPERTIES

Income-producing properties consist primarily of five single-tenant retail store buildings and a portion of the Company’s office building and are summarized as follows at June 30, 2006:

Buildings and equipment	$11,499,568
Less accumulated depreciation	2,784,347

8,715,221
Land	4,705,188

$13,420,409

The Company’s rentals from income-producing properties are principally obtained from tenants through rental payments as provided for under noncancelable operating leases. The lease terms range from one to 20 years and typically provide for guaranteed minimum rent, five-year renewals at tenants’ option, percentage rent and other charges to cover certain operating costs. Three of the Company’s leases with total annual receipts of approximately $881,000 are with a single national retail drug store chain.

Westland Development Co., Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2006 and 2005

NOTE D - INCOME-PRODUCING PROPERTIES (CONTINUED)

Minimum future rentals from income-producing properties on noncancelable tenant operating leases as of June 30, 2006 are as follows:

Year ending June 30,
2007	1,466,109
2008	1,382,080
2009	1,136,999
2010	1,019,893
2011	963,078
Thereafter	5,416,616

$11,384,775

NOTE E - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable are summarized as follows at June 30, 2006:

Promissory note, due in monthly installments of $17,970 through May 2015, including interest at 9.37%; collateralized by income-producing properties	$1,292,286
Promissory note, due in monthly installments of $9,079 through July 2014, including interest at 8%; collateralized by income-producing properties	642,208
Note payable, due in monthly installments of $6,893 through September 2015, including interest at 8.75%; collateralized by income-producing properties	520,196
Mortgage note, due in monthly installments of $24,682, including interest at 8.52%, due November 1, 2016; collateralized by income-producing properties	2,040,703
Mortgage note, due in monthly installments of $25,403, including interest at 7.8%, due April 15, 2020; collateralized by income-producing properties	2,574,933
Revolving line of credit with a bank with borrowings up to $2,000,000, variable interest payable quarterly (8.25% at June 30, 2006), payable on demand, if no demand is made principal due February 27, 2007; uncollateralized (1)	220,000
Mortgage note, due in monthly installments of $1,349, including interest at 9%, due January 2007; collateralized by specific tracts of land	7,899
Mortgage note, variable interest at LIBOR+2 (8.0% at June 30, 2006), principal in the amount of $5,208 due monthly with accrued interest. All outstanding principal and interest due September 24, 2009; collateralized by income producing properties (1)	1,140,625

Westland Development Co., Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2006 and 2005

NOTE E - NOTES AND MORTGAGES PAYABLE (CONTINUED)

Mortgage note, variable interest at LIBOR + 2.5 (8.5% at June 30, 2006), accrued interest due monthly. All outstanding principal and interest due November 19, 2009; Mortgage is subject to an interest rate swap agreement at a rate of 7%; collateralized by income producing properties (1), (2)	979,938
Revolving line of credit with a bank with borrowings up to $5,000,000, variable interest payable monthly at LIBOR + 2.25 (8.25% at June 30, 2006), payable on demand, if no demand is made principal due February 27, 2007; Collateralized by Treasury Bills account held with same bank. (1)	4,550,000

$13,968,789

(1)	At June 30, 2006, the Company has debt agreements with one lender that contain certain covenants that require, among other things, that the Company maintain a specified tangible net worth, as defined in the agreement, and net profitability, and provides for limitations on indebtedness. At June 30, 2006, the Company was in compliance with all such covenants.
(2)	In June 2006, the Company entered into an interest rate swap agreement with Compass Bank to mitigate risk associated with the floating interest rate on a portion of its debt by converting $979,938 of the debt to a fixed rate of 7%. Interest rate swaps are contractual agreements between two parties for the exchange of interest payments on a notional principal amount and agree-upon fixed or floating rates, for a defined period of time.

The interest rate swap agreement has not been designated as a hedging instrument. The estimated fair value of the agreement at June 30, 2006 is not significant to the financial statements. The fair value of the agreement is determined by Compass Bank and is based on the estimated future net cash flows anticipated under the terms of the agreement using the applicable yield curve as of the valuation date. The Company may be exposed to credit loss in the event of nonperformance by Compass Bank, but does not anticipate nonperformance.

Aggregate required principal payments on notes and mortgages payable as of June 30, 2006 are as follows:

Year ending June 30,
2007	$5,282,553
2008	543,504
2009	585,788
2010	631,811
2011	1,604,177
Thereafter	5,320,956

$13,968,789

Westland Development Co., Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2006 and 2005

NOTE F - INCOME TAXES

An analysis of the deferred income tax assets and liabilities as of June 30, 2006 is as follows:

Deferred tax assets
Land improvements held for future development	$124,240
Land repossession	101,783
Property and equipment	298,703
Accrual to cash conversion	68,765
Liabilities not currently deductible	28,474

621,965

Deferred tax liabilities
Deferred tax gain on involuntary conversion of land	7,686,490

Net deferred tax liability	$7,064,525

Income tax expense(benefit) consists of the following:

	Year ended June 30,
	2006	2005
Current
Federal	$3,525,262	$2,993,526
State	1,079,204	670,130

	4,604,466	3,663,656

Deferred
Federal	(133,298)	(77,177)
State	(19,603)	(11,386)

	(152,901)	(88,563)

	$4,451,565	$3,575,093

The income tax provision is reconciled to the tax computed at statutory rates as follows:

	Year ended June 30,
	2006	2005
Tax expense at statutory rates	$3,930,901	$3,021,661
State income taxes, net of federal benefit	581,454	448,548
Nondeductible expenses	10,376	18,737
Other	(71,166)	86,147

Total expense	$4,451,565	$3,575,093

Westland Development Co., Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2006 and 2005

NOTE G - COMMON STOCK

Under its original Articles of Incorporation (the “Articles”), the Company was authorized to issue 1,964,448 shares of common stock. During 1999, the Articles were amended to eliminate the authority to issue 736,668 shares of Class A common stock for $1.45 per share. The remaining authorized stock is as follows:

(a)	736,668 shares of no par value common stock to represent $8,500 estimated value of land held by the Town of Atrisco;

(b)	491,112 shares to be sold for a price to be determined by the Board of Directors, designated as Class B, $1 par value common stock. The holders of no par value common stock have no preemptive rights to purchase Class B stock.

At June 30, 2006, 5,047 shares of no par value common stock, upon judicial determination, can be distributed to stockholders of record as of the date of incorporation.

There is no established market for the Company’s common stock. At June 30, 2006, 709,827 shares of the Company’s no par value common stock were issued and outstanding. There are 5,047 shares of no par value common stock issuable; 1,872 shares which may be issued in connection with eliminating fractional shares which resulted from the determinations made by the court in the heirship case and 3,175 shares which represent shares for which the court in the heirship case ruled that no incorporator or heirs existed. The Company also has reacquired and canceled 21,794 shares of no par value common stock which have been constructively retired. These shares have not been formally retired and, as such, may be issuable to stockholders of record as of the date of incorporation.

During the year ended June 30, 1999, the Board of Directors approved protection against takeover measures whereby a threat of change of three or more directors in any one year would result in directors threatened with replacement being granted an immediate Class B stock bonus of 5,000 shares if in office as a director ten years or more, and 2,500 shares of Class B stock if in office as a director for less than ten years. The maximum number of shares which could be issued under this agreement at June 30, 2006 is 35,000 shares.

On July 28, 2005, the Board of Directors approved payment of a $1 per share dividend to be paid on August 18, 2005 to holders of record on August 11, 2005.

Westland Development Co., Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2006 and 2005

NOTE H - SEGMENT INFORMATION

The Company operates primarily in two industry segments. They are as follows:

Land	-	Operations involve the development and sale of tracts, both residential and commercial. In addition, included are incidental revenues from leasing of grazing rights.
Rentals	-	Operations involve rentals from five single-tenant retail store buildings and a portion of the Company’s office building.

Financial information for each industry segment is summarized as follows:

	2006				2005
	Land	Rentals	General Corporate	Total	Land	Rentals	General Corporate	Total
Revenues	$20,538,312	$1,581,772	$—	$22,120,084	$21,829,050	$1,373,851	$—	$23,202,901
Operating income	12,362,735	1,096,732	(4,082,084)	9,377,383	10,430,441	943,069	(2,534,093)	8,839,417
Interest income	—	—	197,602	197,602	—	—	99,250	99,250
Interest expense	—	232,932	13,198	246,130	—	351,999	29,599	381,598
Other income	2,232,619	—	—	2,232,619	—	—	303,658	303,658
Income tax expense	—	—	4,451,565	4,451,565	—	—	3,575,093	3,575,093
Identifiable assets	24,748,984	13,420,409	11,194,887	49,364,280	9,913,092	13,800,717	18,245,786	41,959,595
Capital expenditures	—	—	794	794	—	1,552,897	101,507	1,654,404
Depreciation	—	380,308	66,325	446,633	—	374,855	29,508	404,363

General corporate assets consist primarily of cash, furniture, equipment and a portion of an office building, of which the remaining portion is included in rentals.

NOTE I - BENEFIT PLANS

The Company has certain defined contribution employee retirement plans that provide for employee and employer contributions. The Company’s contribution expense for these plans was approximately $231,000 and $148,000 for 2006 and 2005, respectively.

Westland Development Co., Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2006 and 2005

NOTE J - SALES TO MAJOR CUSTOMERS

Sales to major customers are summarized as follows:

During the year ended June 30, 2006, land sales to three customers individually accounted for 25%, 12% and 12% of total revenues.

During the year ended June 30, 2005, land sales to three customers individually accounted for 23%, 19% and 13% of total revenues.

NOTE K - COMMITMENTS AND CONTINGENCIES

The Company is engaged in various lawsuits either as plaintiff or defendant which have arisen in the conduct of its business which, in the opinion of management, based upon advice of counsel, would not have a material effect on the Company’s financial position or results of operations.

On July 20, 2006, Westland and SCC Acquisition Corp. entered into an Agreement and Plan of Merger (the “SCC Merger Agreement”) containing the terms discussed above, and, as part of that agreement SCC paid another company with which Westland had a similar agreement the sum of $15,000,000 as a break-up fee, which, in the event of termination of the SCC Merger Agreement under certain conditions Westland will be required to repay the amount of the break-up fee to SCC. The Company is also engaged in various lawsuits related to the proposed merger of the Company (See Note M).

The Company has entered into employment contracts with six of its key officers and employees for periods of one to six years and may include automatic renewals for 2 additional 6 year periods. In the event of involuntary employee termination, these employees may receive from one to seven times their annual compensation. The remaining terms under the agreements range from one to seven years and the maximum severance that could be paid under the contracts is approximately $3,200,000.

The Company has deferred gains for tax reporting for the involuntary conversion of land by governmental authorities resulting in deferred tax liabilities. The deferral requires that the Company replace the land with the proceeds of conversion within specified time limits. As of June 30, 2006, the Company must purchase replacement property of at least $4,724,208 by June 30, 2006 (extension to June 30, 2007 has been filed with the IRS), in order to comply with the requirements of its election for income tax deferral. If replacement property is not purchased, the Company may be required to pay income taxes on the conversions of approximately $1,890,000 for the year ended June 30, 2007.

NOTE L - FINANCIAL INSTRUMENTS

The following table includes various estimated fair value information, which pertains to the Company’s financial instruments, and does not purport to represent the aggregate net fair value of the Company. The carrying amounts in the table are the amounts at which the financial instruments are reported in the financial statements.

All of the Company’s financial instruments are held for purposes other than trading.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Westland Development Co., Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2006 and 2005

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

3. Utility Expansion Charges

The discounted amount of future cash flows using the Company’s current incremental borrowing rate is used to estimate the fair value of long-term utility expansion charges.

4. Notes and Mortgages Payable

For fixed rate notes and mortgages, the discounted amount of future cash flows using the Company’s current incremental rate of borrowing for similar liabilities is used to estimate fair value. The fair value of variable rate notes approximates fair value because the rates adjust to market rate changes.

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2006 are as follows:

	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$10,357,843	$10,357,843
Real estate contract receivable	51,659	51,659
Utility Expansion Charges – Current	2,349,410	2,349,410
Utility Expansion Charges – Long term	4,759,259	3,801,060
Other receivables	1,466,580	1,466,580

Financial liabilities
Fixed rate notes and mortgages payable	$7,078,225	$7,760,074
Variable rate notes payable	6,890,564	6,890,564

Westland Development Co., Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2006 and 2005

NOTE M – PROPOSED MERGER WITH AND ACQUISITION BY SCC ACQUISITION CORP. (“SCC”)

On June 26, 2006, Westland’s board of directors received an offer from SCC and on June 30, 2006 Westland received additional materials from SCC, formally offering to increase the cash offered for Westland to $315.00 per share, to furnish at closing $2 million of the $1 million annual payments to be made to the Atrisco Heritage Foundation (a non-profit entity that would be formed pursuant to the proposed merger) for 100 years representing the first and second annual contribution to the Foundation, and to create a New Mexico limited liability company to be named Atrisco Oil & Gas LLC into which Westland would assign 100% of all rents, royalties and other benefits to which Westland is entitled under two current oil and gas leases and 50% of Westland’s existing mineral rights, except for damage payments related to the use of the surface for pipelines, drill sites, etc. Atrisco Oil & Gas LLC would have the right to explore for the minerals, subject to compliance with the surface use restrictions set forth in a Quitclaim Deed to be entered into between Westland and Atrisco Oil & Gas LLC. On July 19, 2006, Westland and SCC entered into an Agreement and Plan of Merger (the “SCC Merger Agreement”) containing the terms discussed above, and, as part of that agreement SCC paid another company with which Westland had a similar agreement the sum of $15,000,000 as a break-up fee, which, in the event of termination of the SCC Agreement under certain conditions Westland will be required to repay the amount of the break-up fee to SCC.

Westland’s purpose for engaging in the merger is to enable Westland’s shareholders to vote on whether they want to receive $315.00 per share in cash for each outstanding share of Westland no par value and Class B common stock. In addition, the current Westland shareholders will own Atrisco Oil & Gas LLC in the same proportion that they now own Westland, allowing them to receive a portion of the benefit from any oil, gas or other mineral value currently owned by Westland.

The SCC Merger Agreement contemplates a merger whereby SCC will be merged with and into Westland, and Westland will be the surviving company in the merger.

Immediately prior to the merger, Westland would:

•	Create Atrisco Oil & Gas LLC and dividend Atrisco Oil & Gas LLC Class A Units to the current shareholders of Westland to the same extent as their current ownership of Westland. Westland will assign to Atrisco Oil & Gas LLC all rights to receive revenue under the two existing oil and gas leases of Westland and will deed 50% of all other mineral (including oil and gas) rights of Westland to Atrisco Oil & Gas LLC.

The completion of the merger will result in the following:

•	the conversion of the issued and outstanding shares of Westland no par value and Class B common stock issued and outstanding immediately prior to the merger into the right to receive $315.00 per share in cash (other than shares of Westland common stock held by shareholders who perfect their dissenters’ rights under New Mexico law);

•	the amendment of Westland’s articles of incorporation, pursuant to which any currently existing restrictions on the transfer of Westland’s common stock will be removed; and

•	SCC Acquisitions, Inc., the parent of SCC, owning all of the outstanding shares of Westland common stock.

Westland Development Co., Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2006 and 2005

NOTE M – PROPOSED MERGER WITH AND ACQUISITION BY SCC ACQUISITION CORP. (“SCC”) (CONTINUED)

Upon completion of the merger, Westland will be a wholly-owned direct subsidiary of SCC Acquisitions, Inc. Westland’s current shareholders will cease to have an ownership interest in Westland or rights as shareholders and will also not be shareholders of SCC Acquisitions, Inc. As such, Westland’s shareholders will not have the opportunity to share in any of Westland’s or SCC Acquisitions, Inc.’s future earnings (other than from mineral, including oil and gas) or growth or any increase in Westland’s or SCC’s value after the merger, or bear the risk of any losses generated by Westland’s operations or any decrease in Westland’s value after the merger.

In relation to the proposed merger, Westland has become involved as defendant to the following lawsuits:

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

Rachel Stubbs purports to represent a class of all of Westland’s shareholders and seeks both injunctive relief and damages arising out of Westland’s then-proposed merger with ANM. The complaint alleges that the individual defendants, all of Westland’s directors, breached their fiduciary duty to shareholders by entering into an agreement to sell Westland to ANM at all or for a price that is less than Westland’s true value (according to the plaintiff). The complaint alleges that the directors have conflicts of interest because they hold what the complaint alleges are “change in control” shares of Westland common stock and because of certain employment agreements. In addition to purporting to allege a breach of fiduciary duty, plaintiff alleges that the defendants engaged in insider trading in violation of New Mexico’s securities law, engaged in a conspiracy to do the alleged wrongful acts described in the complaint, and aided and abetted each other in the breach of fiduciary duty. Plaintiff also seeks to enforce a purported demand for inspection of Westland’s books and records pursuant to New Mexico’s Business Corporation Act.

The case is stayed by agreement of the parties. It appears most of the litigation activity relevant to this case will occur in the Rael case and that this case will either remain inactive for the time being or be consolidated with the Rael case. At this time, the ultimate outcome of this case cannot be predicted.

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

The verified complaint purports to be a shareholder class and derivative action on behalf of all shareholders of Westland and Westland. The action seeks declaratory relief, injunctive relief and compensatory and punitive damages arising out of Westland’s then-proposed merger with SHNM. The individual defendants are all directors of Westland.

Westland Development Co., Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2006 and 2005

NOTE M – PROPOSED MERGER WITH AND ACQUISITION BY SCC ACQUISITION CORP. (“SCC”) (CONTINUED)

The complaint purports to allege ten claims for relief against certain individual director defendants including: (1) that they breached their fiduciary duty by entering into the merger agreement with SHNM; (2) that they acquired Westland common stock while in possession of inside information; (3) that they misappropriated information relating to Westland’s financial condition; (4) that they conspired with one another to perform the wrongful acts listed in the complaint; and (5) that they engaged in corporate waste by awarding some director defendants lucrative severance contracts, enhanced indemnification provisions, obtaining additional director’s and officer’s liability insurance by removing restrictions on the transferability of certain shares of Westland stock and agreeing to severance payments.

In addition, plaintiff sought an order requiring Westland to hold its annual meeting of shareholders and seeks an order in the complaint to inspect certain corporate records under the New Mexico Business Corporation Act.

Plaintiff seeks declaratory, injunctive and compensatory relief including: (1) declaring that the individual defendants breached their fiduciary duties when they entered into the merger agreements with ANM and later with SHNM and that the agreements are “unlawful and unenforceable”; (2) enjoining the defendants from proceeding with the then-proposed merger with SHNM, “unless and until Westland adopts and implements a fair sale procedure or process”; (3) imposing a constructive trust in favor of Westland’s shareholders over all oil and gas rights owned Westland; (4) ordering defendants to create and fund a permanent cultural heritage committee to oversee the creation and operation of a museum of Atrisco history as well as publishing certain information about Atrisco history; (5) ordering the defendants to ensure the perpetual operation of the cemeteries; (6) ordering the publication of all documents associated with the then-proposed merger with SHNM in Spanish as well as English; (7) ordering defendants to hold an annual shareholder meeting; (8) awarding an unspecified amount of compensatory damages; (9) awarding an unspecified amount of punitive damages; and (10) awarding plaintiffs’ costs and reasonable attorneys’ fees.

Discovery stayed by the Court on July 17, 2006, and until the publication of the proxy statement relating to the current merger agreement. Since the proxy has been published, discovery is again underway, and depositions are expected to occur in October. A scheduling order has been agreed upon by the parties.

Westland and the individual defendants have moved to dismiss the original complaint. Shortly before the hearings scheduled to address the motions, Plaintiff decided to file and amended complaint (though specific to the SunCal merger proposed instead of the SHNM agreement). If the allegations are as Westland Anticipates, Westland expects to file a renewed motion to dismiss by September 26, 2006.

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

Westland Development Co., Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

June 30, 2006 and 2005

NOTE M – PROPOSED MERGER WITH AND ACQUISITION BY SCC ACQUISITION CORP. (“SCC”) (CONTINUED)

The case was stayed by agreement of the parties. It appears most of the litigation activity relevant to this case will occur in the Rael case and that this case will either remain inactive for the time being or be consolidated with the Rael case. At this time, the ultimate outcome of this case cannot be predicted.

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

The case is stayed by agreement of the parties. It appears most of the litigation activity relevant to this case will occur in the Rael case and that this case will either remain inactive for the time being or be consolidated with the Rael case. At this time, the ultimate outcome of this case cannot be predicted.

Westland and the other defendants deny the allegations in, and intend to vigorously defend against, the complaints disclosed above.

5.	Henry Gabaldon, Jr. and Lillian Lund as Co-Conservators for Henry Gabaldon, Sr., Plaintiffs, vs. Richard L. Gonzales and Westland Development Co., Inc., Defendants. State of New Mexico, County of Bernalillo, Second Judicial District, CV 2006 02827. This action was filed on April 11, 2006.

This action makes claims that Henry Gabaldon, Sr. sold 602 shares of Westland stock to Richard L. Gonzales in July 2005 after Mr. Gonzales allegedly had information about the interest of unnamed persons or entities in purchasing Westland’s stock. Plaintiffs claim Westland knew that various individuals were misrepresenting the true value of Westland stock to Westland shareholders, and therefore Westland had a duty to either suspend trading in Westland stock or to advise Westland shareholders of the “true value” of Westland stock prior to Mr. Gabaldon’s sale of the stock to Mr. Gonzales. Plaintiffs seek actual and treble damages, plus attorneys’ fees and costs.

Westland moved to dismiss the complaint in this case, and Plaintiffs agreed to the dismissal, but the court has permitted an amended complaint to be filed. Westland anticipates moving to dismiss all or portions of that complaint by December 4, 2006. Discovery is stayed until resolution of that motion. At this time, the ultimate outcome of this case cannot be predicted.

Westland denies the allegations in, and intends to vigorously defend against, the complaint in this case.

6.	Tracie Jernigan vs. Richard L. Gonzales, Westland Development Co., Inc. and Does 1-100. State of New Mexico County of Bernalillo, Second Judicial District, CV 2006 05297. This action was filed on July 7, 2006.

This action makes claims that Tracie Jernigan sold 2,160 shares of Westland stock to Richard L. Gonzales in July 2005 after Mr. Gonzales allegedly acquired inside information about the interest of unnamed persons or entities in purchasing Westland’s stock or assets. Plaintiff claims an “unknown Westland insider” provided such information to Mr. Gonzales. Plaintiff seeks actual, punitive and trebled damages, attorneys’ fees and costs, certain injunctive relief, and also seeks to enforce a previously unasserted purported demand for inspection of Westland’s books and records pursuant to the New Mexico Business Corporation Act.

Westland Development Co., Inc.

Plaintiff also alleges that the defendants engaged in unlawful insider trading of Westland stock and that they conspired to agree to do the acts alleged in the complaint.

Westland has moved to dismiss portions of the complaint in this case, and has moved for summary judgment as to the remaining portions of the complaint. The motions are set to be heard in late November, 2006. At this time, the ultimate outcome of this case cannot be predicted.

Westland denies the allegations in, and intends to vigorously defend against, the complaint in this case.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with Accountants of the kind described by Item 304 of Regulation S-B at any time during Westland’s two (2) most recent fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information it must disclose in our filings with the SEC is recorded, processed, accumulated and reported on a timely basis. Our principal executive and financial officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2006. Based on such evaluation, our principal executive and financial officer has concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in timely alerting her to material information related to the Company (and its consolidated subsidiaries) required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

There was no unreported information required to be disclosed in a Report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Overview

Westland’s articles of incorporation provide for the division of the board of directors into three classes as nearly equal in number as possible. The following is a description of each of Westland’s directors and the Class of seat held by them and each of Westland’s other directors and officers. Each of Westland’s directors is also a director of ECS, Inc., a New Mexico non-profit corporation established by Westland to hold certain cemetery lands donated to it to be operated for the benefit of Atrisco Heirs.

Class A Directors:

Barbara Page, age 72, has been a director, a member of the executive committee and Westland’s president, chief executive officer and chief financial officer since 1989. Ms. Page has been a member of the Albuquerque Economic Forum, and is a member of National Association of Industrial and Office Properties, is a member of Albuquerque Economic Development Inc., and is also a member of the Albuquerque Chamber of Commerce, the Albuquerque West Side Association, the Albuquerque Hispano Chamber of Commerce and New Mexico Home Builders Association. Ms. Page also serves on the Advisory Board of Eclipse Aviation, a corporation whose business is the development of a new executive type aircraft to be manufactured on Albuquerque’s west side.

Randolph M. Sanchez, age 45, was first appointed by the board of directors in 2004 to fill the vacancy created by a director’s retirement. Mr. Sanchez holds a B.S. degree in Business from Columbia College, Columbia, Missouri with emphasis on shopping center management. For the past ten years, Mr. Sanchez has been the general manager of the Coronado Center in Albuquerque. Mr. Sanchez has also been the manager of shopping centers located in New Jersey, North Carolina, South Carolina and Texas. Mr. Sanchez has served as the Chairman of the New Mexico Retail Association from 1999 to present. Also, Mr. Sanchez has served as the president of the Uptown Business Association, as a board member of the New Mexico Chapter of NAIOP, and as president of the New Mexico chapter of the International Council of Shopping Centers. In addition, for the last three years, Mr. Sanchez has served as treasurer of the Hispano Chamber of Commerce. Mr. Sanchez is a past Member and Chairman of the Albuquerque/Bernalillo County Air Quality Control Board.

Charles V. Pena, age 53, has been a Director since 1996. He is a member of Westland’s executive committee. Mr. Pena retired from Safeway stores after 19 years in that employment. During part of that time, he was a member of the Retail Clerk’s Union where he sat on two negotiating committees and twice ran for the Presidency of the Union. Mr. Pena attended the University of New Mexico and the University of Albuquerque, majoring in business courses. Since 1993, Mr. Pena owned and operated CJs New Mexican Food Restaurant in Albuquerque, New Mexico until its sale in August of 2004.

Class B Directors:

Sosimo Sanchez Padilla, age 75, is the chairman of Westland’s board of directors, its Executive Vice President and a member of the executive committee of the board of directors and the assistant secretary/treasurer. Mr. Padilla has served as a director since 1971 and has been the chairman of the board of directors for the last 17 years. Mr. Padilla has been retired from Albuquerque Publishing Company for more than 13 years. Mr. Padilla has served on the State of New Mexico Border Research Institute Support Council and National Association of Industrial and Office Properties; was Chairman of the New Mexico Highway Commission from 1982 to 1986; served as a Trustee for the University of Albuquerque; also served as a director of the Westside Albuquerque Chamber of Commerce; the Greater Albuquerque Chamber of Commerce, and the Albuquerque Hispano Chamber of Commerce. Mr. Padilla was a founder of, and for more than 20 years served as a director of, the Bank of Albuquerque.

Joe S. Chavez, age 68, has served as a Westland director since 1995 and as Secretary-Treasurer since 2003. Mr. Chavez is also a member of the executive committee of the board of directors. Mr. Chavez served on the Petroglyph National Monument Advisory Committee from 1992 to 2001. For over 40 years, until 2003, Mr. Chavez was a co-owner of Regina’s Dance Studio, a business specializing in the sale of gymnastics equipment costume and ballet apparel and coordination of dance performances and other functions. Mr. Chavez was employed as a Sales Consultant with Casey Luna Ford from 1986 to 1995. For more than the nine years, until 2004, Mr. Chavez was also employed by Galles Chevrolet as sales manager and director of the used car department. Mr. Chavez also served in the Naval Reserve as Front Line Operations, Hydraulics Structural-Line Trouble Shooter.

Ray Mares, Jr., age 55, was first appointed by Westland’s board of directors in 2004 to fill the vacancy created by the retirement of a director. Mr. Mares is a graduate of Rio Grande High School in Albuquerque. He is also a graduate of the University of New Mexico where he received a B.S. degree in Business. For more than the past 15 years, Mr. Mares has been the Owner/Manager of Briteway Services in Albuquerque.

Class C Directors:

Josie G. Castillo, age 74, has been a director since 1984, and served as Westland’s Treasurer from 1985 to 1989. She is a member of the executive committee of the board of directors and was a member of Westland’s disclaimer committee. From 1983 until her retirement in 1995, Ms. Castillo was employed by the Human Services Department of the State of New Mexico in Albuquerque, New Mexico.

Georgia M. Baca, age 72, was appointed by Westland’s board of directors in 2004 to fill the vacancy created by a director’s death. Ms. Baca has been employed by Westland for more than the past 10 years in its shareholder relations department. For 12 years prior to becoming employed by Westland, she was the credit manager for a local jewelry store. Ms. Baca is the board of directors’ liaison to Westland’s shareholders.

Troy K. Benavidez, age 39, was appointed by the board of directors in 2004 to fill the vacancy created by a director’s retirement. Mr. Benavidez is a graduate of Colorado College with a Bachelor degree in economics. For the past two years, Mr. Benavidez has been employed by AstraZeneca Pharmaceuticals, LP, in Albuquerque, New Mexico. Prior to that he served as the External Relations Director for the Honorable Jane M. Swift, Governor of Massachusetts; as the Northern Regional Director for the Honorable Pete V. Domenici, U.S. Senator for New Mexico; as Chief of Staff to the Honorable Walter D. Bradley, Lt. Governor of New Mexico; and as Deputy Chief of Staff for the Honorable Steven H. Schiff, U.S. Representative for the State of New Mexico.

Other Officers and Key Employees

Leroy J. Chavez, age 45, has been Westland’s vice president of development since April 1996. Westland has employed Mr. Chavez since August 1984, with his primary responsibility at that time being the supervision of engineering and development related to Westland’s properties. Mr. Chavez’ responsibilities include the development of Westland’s projects as well as the planning and zoning of its land holdings. Mr. Chavez holds a B.S. degree from the University of New Mexico in Civil Engineering. He is also the qualifying party for Westland’s General Contractor’s license.

Brent Lesley, age 46, has been Westland’s vice president of marketing since April 1996 and has been employed by Westland since May 1986. Mr. Lesley’s responsibilities are currently focused on the sale of real property, from undeveloped land to developed lots, and include overseeing the acquisition of income property. Mr. Lesley holds a B.S. degree from Iowa State University and an MBA degree from the University of New Mexico.

Fred Ambrogi, age 56, has been a vice president in the Development Division since December 1999 and has been an employee of Westland since February 1993. Mr. Ambrogi’s responsibilities primarily focus on the planning, design, oversight and coordination of specific Westland development projects, including the negotiation, oversight and coordination of project related engineering and construction contracts. Mr. Ambrogi holds a B.F.A. degree from the University of New Mexico in Architecture. He has more than 24 years of experience in land development.

Linda Blair, age 55, was appointed to the position of vice president in 2002 and has been employed by Westland since 1985. Ms. Blair is Westland’s office manager and has the responsibility of managing Westland’s three cemeteries. Ms. Blair graduated from Kent State University in 1972 with a B.A. degree in Spanish and Sociology.

James B. Turk, age 42, became Westland’s controller in March, 2004. Mr. Turk holds a B.S. degree in Accounting from Adams State College. He was employed as an accountant by Grant Thornton from 1989 until 1992. Mr. Turk was the chief financial officer of Safe Car, Inc. from 1992 to 1996 and was the chief financial officer of Roses Southwest Papers, Inc. from 1996 to 2000. Until joining Westland, Mr. Turk was a self employed financial and technology consultant. Mr. Turk is primarily responsible for the procurement of project financing on both construction and permanent basis. Mr. Turk is the son of Westland’s outside counsel, Thad H. Turk.

Board Committees, Meetings and Compensation

Meetings of the Board of Directors

The board of directors holds regular monthly meetings and also holds special meetings to the extent deemed necessary and appropriate. During the past fiscal year, the full board of directors held 12 regular meetings and 30 special meetings. With exception of Mr. Benavidez, all members of the board of directors have attended, in person or by telephone, at least 80% of all meetings of the board of directors held during fiscal 2006 and, on the same basis, at least 80% of the aggregate of all meetings of the board of directors and its committees held during fiscal 2005. Mr. Benavidez’ schedule required that he be out of the City at various times during the year when meetings were held on short notice and he was able to attend approximately 75% of all of the meetings.

Each director is required to attend and participate in all shareholder meetings, except in cases of extreme personal or family emergency. All of the directors attended the last annual meeting of shareholders.

Committees of the Board of Directors

The board of directors does not have a standing audit committee, nominating committee or compensation committee but does, however, have an executive committee. The executive committee consists of Mr. Padilla, Ms. Page, Mrs. Castillo, Mr. Chavez and Mr. Pena. Pursuant to Westland’s bylaws, the executive committee performs those functions delegated to it by the board of directors. The executive committee met two times during the past fiscal year. Because the board of directors does not have a standing audit committee, the entire board of directors considers all audit and financial matters. The board of directors does not have an audit committee financial expert.

The board of directors had an insider transfer committee which reviewed the fairness of transactions engaged in by members of the board of directors or other insiders with respect to the purchase or sale of shares of Westland common stock. The insider transfer committee did not meet during the past two fiscal years because there were no purchases or sales of shares by any officer or director. Due to this inactivity, this committee was abandoned during fiscal 2005 and its functions were returned to the full board of directors. There have been interfamily transfers of shares resulting from gifts of stock, both received and given, which did not require a review by the committee or the board of directors because no purchase or sale was involved. The insider transfer committee was not active at the time of the investigation regarding the allegations of insider trading that were made to the New Mexico Securities Division. The full board of directors considered the allegations surrounding the investigation and the facts of the transactions that led to the initiation of the investigation, and with the advice of counsel, determined that there had been no insider trading by any of Westland’s officers or directors. The New Mexico Securities Division subsequently came to this same conclusion.

The board of directors also had a disclaimer committee which considers and acts upon claims of ownership of lands that are within or once within the boundaries of lands owned by Westland. The purpose of the disclaimer committee was to decide whether the owner of such land acquired it through a valid conveyance. This committee became inactive because of the lack of claims requiring its consideration. If any such claims now arise, they are considered by the full board of directors.

Westland maintains and is the beneficiary of a $1,000,000 key-man life insurance policy on the life of Ms. Page. The premiums of this policy are approximately $9,000 per year.

Family relationships

None of the Directors, nominees or other Officers of the Company is related (as first cousins or closer) by blood, marriage or adoption to any other Director, nominee, or Officer.

Westland’s El Campo Santo, Inc. (formerly El Campo Santo, Inc.)

Westland’s El Campo Santo, Inc. is a related non-profit corporation that owns, manages and operates 3 cemeteries maintained by the Company. The members of Westland’s board of directors are also the board of directors of this subsidiary.

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

ITEM 10: EXECUTIVE COMPENSATION

The following table sets forth the compensation for the fiscal year ended June 30, 2006, 2005 and 2004, including bonuses and deferred cash compensation (if any), of the certain Directors, the Company’s chief executive officer and the four other highest paid executive officers:

Summary Compensation Table

The following table sets forth the compensation for services rendered in all capacities to Westland during the fiscal years ended June 30, 2006, 2005 and 2004 for the chief executive officer and Westland’s other four highest paid executive officers who were serving as executive officers as of the last day of our previous fiscal year, as well as two additional individuals, the disclosure of which Westland believes is beneficial:

Name and Principal Position	(a) Year	(b) Salary	(c) Bonus	(d) Other Annual Compensation (3)	(e) Other Compensation

Barbara Page (1)	2006	$143,600	$—	$73,500	$35,900	(1)
President, CEO, CFO and Director	2005	110,000	—	18,000	27,500	(1)
	2004	110,000	—	16,083	27,380	(1)
Leroy C. Chavez (1)	2006	103,353	95,000	—	29,753	(1)
Vice President of Development	2005	107,741	30,000	—	20,661	(1)
	2004	108,300	25,000	—	19,995	(1)
Brent Lesley (1)	2006	111,350	95,000	—	30,953	(1)
Vice President of Marketing	2005	110,852	30,000	—	21,012	(1)
	2004	104,206	25,000	—	19,381	(1)
Fred Ambrogi (1)	2006	93,056	57,000	—	22,508	(1)
Vice President	2005	95,605	25,000	—	18,091	(1)
	2004	92,250	20,500	—	16,953	(1)
Linda Blair (1)	2006	72,024	68,500	—	21,079	(1)
Vice President	2005	68,870	25,000	—	14,081	(1)
	2004	69,322	20,500	—	13,473	(1)
Sosimo S. Padilla (2)	2006	—	—	131,904	—
Chairman of the Board of Directors	2005	—	—	75,752	—
	2004	—	—	53,781	—
James B Turk	2006	66,213	18,500	—	12,707
Controller	2005	—	—	—	—
	2004	—	—

(1)	Each of the executive officers participates in a Money Purchase Profit Sharing Deferred Compensation Plan (see “Money Purchase Profit Sharing Deferred Compensation Plan” below). These amounts represent Westland’s contribution to the employee’s retirement account.
(2)	Mr. Padilla is paid $50,000 per year pursuant to a consulting agreement.
(3)	Includes $27,500 of contribution to the employee’s retirement account (see footnote (1)).

Money Purchase Profit Sharing Deferred Compensation Plan

Effective January 1, 1997, Westland established a Money Purchase Profit Sharing Deferred Compensation Plan (the “1997 Plan”) and abandoned the SEP-IRA plan, which it had established in 1991. No payments were made to the SEP-IRA plan after fiscal 1997. Under the 1997 Plan, Westland contributed up to 15% of the aggregate earnings of participating employees. During fiscal 2004, 2005 and 2006, $151,172, $147,507 and $226,803, respectively, were contributed by Westland pursuant to the 1997 Plan. Ms. Page, Mr. Chavez, Mr. Ambrogi, Mr. Lesley, Ms. Blair and Mr. Turk participate in all employee benefit plans, including the 1997 Plan. Mr. Chavez, Mr. Lesley, Mr. Ambrogi, Ms. Blair and Mr. Turk participate in all employee benefit plans and participate in any bonuses, which may be declared from time to time by the board of directors.

There were no options issued or outstanding at any time during the fiscal year relating to the purchase of shares of any Class of the Company’s securities by members of the Board of Directors.

The Company has no long-term compensation arrangements with its directors other than those discussed herein. Certain officers and directors are employed under consulting and employment contracts. See Item 12.

Employment and Consulting Agreements.

As described in Item 12, Westland has employment or consulting agreements with two of Westland’s directors, one of which is also an officer, and four of Westland’s officers who are not also directors or shareholders.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATERS

On September 20, 2006, there were 709,827 shares of No Par Value Common Stock and 85,100 shares of Class B Stock issued and outstanding. There are no other forms of authorized equity securities. The following table sets forth, as of September 20, 2006, the beneficial ownership of No Par Value Stock and Class B Stock by each nominee and each present Director of the Company and by all officers and Directors as a group. The information as to beneficial stock ownership is based on data furnished by each person. Each person has sole voting and investment power as to all shares unless otherwise indicated. No person is known by the Company to own beneficially 5% or more of its issued and outstanding equity securities.

NOTE: “Beneficial ownership” of stock, as defined by the Securities and Exchange Commission, includes stock which is not outstanding and not entitled to vote or receive dividends, but which an individual has the right to acquire within 60 days pursuant to a vested stock option. There are no unexercised stock options now issued or outstanding and there is not intent to issue any options in the future.

The number of shares of Westland common stock “beneficially owned” by each shareholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. Under these rules, beneficial ownership of shares of Westland common stock includes (i) any shares as to which the person or entity has sole or shared voting power or investment power and (ii) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days, including any shares which could be purchased by the exercise of options within 60 days. As of September 20, 2006 no person was known to be the “beneficial” owner of more than 5% of the outstanding shares of Westland no par value common stock and on that date only Ms. Page, Mr. Padilla and Mrs. Castillo, all of whom are Westland directors, were each known to be the beneficial owners of more than 5% of the outstanding shares of Westland Class B common stock. The following table shows, as of September 20, 2006, the shares of the no par value common stock and Class B common stock beneficially owned by Westland’s directors and executive officers, as well as the shares of no par value common stock and Class B common stock beneficially owned by all directors and officers as a group. Unless otherwise indicated, the mailing address of each of the persons named is c/o Westland Development Co., Inc., 401 Coors Boulevard, N.W., Albuquerque, New Mexico 87121.

	No Par Value Common Stock				Class B Common Stock
	No. of Shares Beneficially Owned		Percent of Class		No. of Shares Beneficially Owned	Percent of Class
Barbara Page (1)	2,647		*		9,800	11.51%
Charles V. Pena	100		*		500	*
Randolph M. Sanchez	14		*		—	—
Sosimo S. Padilla	2,308	(2)	*		20,700	24.32%
Joe S. Chavez	310		*		200	*
Ray Mares, Jr.	751		*		335	*
Troy K. Benavidez	100		*		—	—
Josie Castillo	738		*		9,500	11.16%
Georgia Baca	1,236		*		—	—
Leroy J. Chavez (3)	—		—		—	—
Brent Lesley (3)	—		—		—	—
Fred Ambrogi (3)	—		—		—	—
Linda Blair (3)	—		—		—	—
Directors and Officers as a group (13 people)	8,204	(1)	1.16	%(1)	41,035	50.35%

(1)	Ms. Page transferred 2,000 of the shares of Class B common stock to her daughter and granddaughter, who have agreed to vote such shares as she directs. Ms. Page is also Westland’s president.
(2)	Of the 2,308 shares of no par value common stock reflected above, 46 shares are owned by Mr. Padilla’s wife.
(3)	The officer is not an Atrisco Heir (as defined in Westland’s articles of incorporation) and, as such, is prohibited from owning shares of Westland common stock pursuant to a restriction contained in the articles of incorporation.
*	Represents less than 1% of the class of shares. The total number of shares of no par value common stock and Class B common stock owned by Westland’s officers and directors as a group is approximately 6.23% of all such shares that are issued and outstanding.

Beneficial Ownership Reporting Requirements.

Section 16(a) of the Exchange Act requires Westland’s executive officers and directors to file reports of ownership of Westland’s common stock with the Securities and Exchange Commission. Executive officers and directors are required to furnish Westland with copies of all Section 16(a) forms that they file. Based upon a review of these filings and representations from Westland’s directors and executive officers that no other reports were required, Westland notes that all reports for the 2006 fiscal year were filed on a timely basis.

There were no securities authorized for issuance under any equity compensation plan during any period covered by this Form 10-KSB.

Possible Future Change of Control

The Company’s Articles of Incorporation provide that the Company’s shares of common stock may be transferred only to lineal descendants of the incorporators of the Town of Atrisco, New Mexico. That restriction has effectively prevented any person not an heir from attempting to acquire control of the Company through the purchase of its shares. In August of 2005, in response to an offer from a third party to make an offer to the shareholders to purchase all of the issued and outstanding shares at a substantial price over the then market price for the shares, the board of directors concluded that the shareholders should have the opportunity to consider such an offer and if approved by the owners of a 2/3 majority of each class of stock, to amend the articles of incorporation to facilitate the purchase and transfer of shares tendered for purchase. As part of the understanding with the person wanting to make the offer, the Company’s board of directors agreed that if the owners of the majority of each class of shares agreed to amend the articles of incorporation that the board would resign to permit the new owner to appoint a new board of directors. Initially it was anticipated that the Directors would be issued certain change of control shares upon the approval of the merger and their resignation. Subsequently the board concluded that the shares could be issued only in the case of an adverse acquisition and therefore this provisional grant did not apply to the merger transactions. It was agreed by ANM holdings, Inc, that the value of these shares should be paid to the shareholders and the Agreement and Plan of Merger between Westland and SHNM Acquisition Crop. was amended to provide for that increase in value to the shareholders. No subsequent agreement and plan of merger included any reference to any change of control shares. Over the past year there have been three offers to purchase the shares that have been accepted by Westland, each offer being superior the prior offer. It is now anticipated that in November 2006, the shareholders will vote on whether to approve the sale through a merger agreement. The current bidder for the outstanding shares is SCC which proposed to purchase the shares for $315.00 per share, plus agreeing to the formation of the Atrisco Heritage Foundation and discussed elsewhere in the Report.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Directors

No bonuses have been paid to any Director since 2003. In February of 2004, all director fees were increased to $1,500 per meeting. Mr. Padilla, Mr. Joe Chavez and Ms. Castillo are paid an additional fee of $300 per month for their extra services as Chairman of the Board, as Secretary-Treasurer and as Chairman of the Executive Committee, respectively.

Applicable New Mexico gross receipts taxes are added to all amounts paid to directors.

The Company reimburses Management for their out of pocket expenses for lobbying efforts that any of them may spend on behalf of the Company.

As previously stated, during fiscal 2004, the board of directors authorized a severance package for any director who retired prior to December 31, 2003. The amount offered is an amount equal to two years of the retiring director’s annual director fees. Three Directors accepted the offer and resigned.

In December of 2002 and confirmed in August of 2004 the board authorized an issuance of Class B stock to board members upon either of two events occurring. The first event would be when there is a threat of change of control with three or more director seats threatened and the second event would be when an offer to acquire a majority of all issued and outstanding shares of Westland common stock. In either event, each director who has served as a director for 10 or more years will be granted a bonus of 5,000 such shares and each director who has served less than 10 years will be granted a bonus of 2,500 shares. At the current time, if such an event should occur, a total of 35,000 Class B shares would be issued to the board of directors. The Board of directors has determined that the structure of the Agreements and Plans of Merger that it has entered into with the various proposed purchasers is not a change of control contemplated by this authorization.

Employment and Consulting Arrangements with Current Officers:

Westland has employment or consulting agreements with two of Westland’s directors, one of which is also an officer, and four of Westland’s officers who are not also directors or shareholders. Those agreements will remain in effect after the completion of the merger. A summary of those agreements is set forth below:

•	Since December of 1991, Ms. Page has been employed as Westland’s president under a renewable five year employment agreement. If Ms. Page’s employment is involuntarily terminated during the term of the agreement, the agreement provides that she will be paid, in addition to any salary earned to the date of such termination, an amount of cash equal to seven times the amount of her annual salary on the date of termination. Notwithstanding the foregoing, Ms. Page has not waived her right to this severance payment.

•	Mr. Padilla, the chairman of Westland’s board of directors, is retained by Westland under a five year consulting agreement dated February 24, 2004, pursuant to which he is paid $50,000 per year for his services. This consulting agreement is renewable by Westland for successive five year periods. If Mr. Padilla’s consulting agreement is involuntarily terminated during the term of the agreement, the agreement provides that he will be paid, in addition to any compensation earned to the date of such termination, an amount of cash equal to seven times the amount of his annual compensation. Notwithstanding the foregoing, Mr. Padilla has waived his right to this severance payment that might arise under the SCC Agreement.

•	On April 22, 2005, the employment agreements of three of Westland’s vice presidents, Ms. Linda Blair, Mr. Leroy Chavez and Mr. Brent Lesley, were amended to provide six year employment terms with automatic extensions for additional three-year terms. These employment agreements provide that if the officer’s employment is involuntarily terminated, he or she will be paid, in addition to any salary earned to the date of such termination, an amount of cash equal to six times the amount of his or her annual salary on the date of termination, plus the cash value of all other employment benefits that have accrued on the date of termination.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

2.	Plan of purchase, Sale, Reorganization, Liquidation, or Succession:

2. 1	Agreement and Plan of Merger dated September 30, 2005 between Westland and ANM Holdings, Inc. filed as an exhibit to Form 10-QSB Quarterly Report filed on December 8, 2006, and incorporated herein by reference.

2.2	Amended and Restated Agreement and Plan of Merger between Westland and ANM Holdings, Inc. dated February 1, 2006, filed as an exhibit to Form 8-K Current Report filed on February 2, 2006 and incorporated herein by reference.

2.3	Agreement and Plan of Merger dated February 24, 2006, between Westland and SHNM Acquisition Corp. filed as an exhibit to Form 8-K Current Report filed on February 26, 2006, and incorporated herein by reference.

2.4	Amendment No. 1 dated April 1, 2006 to the Agreement and Plan of Merger dated February 24, 2006, between Westland and SHNM Acquisition Corp., filed as an exhibit to Form 8-K Current Report filed on April 10, 2006.

2.4	Amended and Restated Agreement and Plan of Merger between Westland and SHNM Acquisition Corp. filed as an exhibit to Form 8-K Current Report filed on June 6, 2006, and incorporated herein by reference.

2.5	Agreement and Plan of Merger dated as of July 19, 2006, between Westland and SCC Acquisition Corp. filed as an exhibit to Form 8-K Current Report filed on July 20, 2006, and incorporated herein by reference.

3.	Articles of Incorporation and Bylaws:

3.1	Articles of Incorporation filed as an exhibit to Westland’s Registration Statement on Form 10-K on September 28, 1982 and incorporated herein by reference.
3.2	Articles of Amendment to the Articles of Incorporation filed as an exhibit to a Form 8-K dated October 2, 1997 and incorporated herein by reference.
3.3	Restated Bylaws filed as an exhibit with Westland’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993 and incorporated herein by reference.

10.	Material Contracts:

10.1	Consulting Agreement with Sosimo Padilla, dated December 18, 1992, as filed with Westland’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.

10.2	Consulting Agreement with Polecarpio (Lee) Anaya, dated December 18, 1992, as filed with Westland’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.

10.3	Employment Agreement with Barbara Page, dated December 18, 1992, as filed with Westland’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1993, and incorporated herein by reference.

10.4	Lease Agreement dated April 25, 1994, between Central Avenue Partners and Walgreen Co., as filed with Westland’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, and incorporated herein by reference.

10.5	Assignment of Lease dated April 20, 1995, from Central Avenue Partners to Westland, as filed with Westland’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.

10.6	Lease Agreement dated March 14, 1995, between George Brunacini and Jeannette Brunacini and Circuit City Stores, Inc., as filed with Westland’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.

10.7	Assignment of Lease dated June 28, 1995, from George Brunacini and Jeannette Brunacini to Westland, as filed with Westland’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference.

10.8	Lease Agreement dated March 19, 1996, between C.A.P. II, a New Mexico general partnership, and Walgreen Co., as filed with Westland’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, and incorporated herein by reference.

10.9	Assignment of Lease dated June 21, 1996, from C.A.P. II, a New Mexico general partnership, to Westland, as filed with Westland’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, and incorporated herein by reference.

10.10	Lease Agreement dated June 29, 1999, between Marie Callender Restaurant and Pie Shop, a California corporation, as filed with Westland’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999, and incorporated herein by reference.

10.11	Lease Agreement dated April 21, 1999 between C.A.P. II, a New Mexico general partnership and Walgreen, Co., an Illinois corporation as filed with Westland’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001, and incorporated herein by reference.

10.12	Amended Consulting Agreement with Sosimo Padilla, dated February 24, 2004 filed with Westland’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated herein by reference.

10.13	Amended Employment Agreement with Barbara Page dated February 24, 2004 filed with Westland’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated herein by reference.

10.14	Employment Agreement with Linda Blair dated March 9, 2004 filed with Westland’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated herein by reference.

10.15	Employment Agreement with Leroy Chavez dated March 9, 2004 filed with Westland’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated herein by reference.

10.16	Employment Agreement with Brent Lesley dated March 9, 2004 filed with Westland’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, and incorporated herein by reference.

10.18	Employment Agreement with Linda Blair dated April 22, 2005 filed with Westland’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, and incorporated herein by reference.

10.19	Employment Agreement with Leroy Chavez dated April 22, 2005 filed with Westland’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, and incorporated herein by reference.

10.20	Employment Agreement with Brent Lesley dated April 22, 2005 filed with Westland’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, and incorporated herein by reference.

Certifications:

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.	Other Exhibits:

99.1	Oil and gas lease between Westland and Great Northern Gas Co. (“GNG”) for 9068 acres dated September 17, 2001 filed herewith.

99.2	Oil and gas lease between Westland and Sun Valley Energy Corp. (“Sun Valley”) for approximately 7,211 acres dated June 6, 2000 filed herewith.

Computation of Per Share Earnings:

Statement regarding computation of per share earnings is incorporated by reference to Note A(8) to the Financial Statements incorporated herein by reference to Westland’s Annual Report to Shareholders for the Fiscal year ended June 30, 2006.

Westland Associated Entities:

Westland is associated to and provides operating services at no cost to the following entities:

Name	State of Incorporation
Westland’s El Campo Santo, Inc.	New Mexico - non-profit

Westland Community Services, Inc	New Mexico - non-profit

If the shareholders approve the Agreement and Plan of Merger between Westland and SCC Acquisition Corp. operation of these entities will be assumed by a Foundation formed for the purpose of preserving the heritage of the Atrisco Land Grant and its heirs.

All other exhibits required by Item 601 of Regulation S-B are inapplicable to this filing.

(b) Reports on Form 8-K:

During the last quarter of the period covered by this report Westland filed the following reports on Form 8-K:

Filing Date	Subject matter of Report

1. April 10, 2006	To report the amendment of the Agreement and Plan of Merger between Westland and SHNM Acquisition Corp. to increase the price per outstanding shares to be paid from $255.00 to $263.23 and a press release reporting the above amendment to the Agreement and Plan of Merger.

2. May 30, 2006`	Notice of the receipt of a Superior Proposal from SCC Acquisition Corp.

3. June 6, 2006	To report the entry into an Amended Agreement and Plan of Merger with SHHM Acquisition Corp. in response to a Superior Proposal from SCC Acquisition Corp.

4. July 5, 2006	Notice of receipt of a second Superior Proposal from SCC Acquisition Corp.

5. July 20, 2006	Notice of entry into an Agreement and Plan of Merger between Westland and SCC Acquisition Corp.

ITEM 14: PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees:	The aggregate amount of fees billed for each of the last two fiscal years for professional services rendered by Grant Thornton, the Company’s principal accountants, for the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB or services that are normally provided by Grant Thornton in connection with statutory and regulatory filings or engagements was $52,243 for fiscal 2005 and $87,653 for fiscal 2006.

Audit Related Fees:	The aggregate amount of fees billed in each of the last two fiscal years for assurance and related services by Grant Thornton that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 9(e) of Schedule was $0 in fiscal 2005 and $0 in fiscal 2006.

Tax Fees:

The aggregate amount of fees billed in each of the last two fiscal years for professional services rendered by Grant Thornton for tax compliance, tax advice, and tax planning was $12,924 in fiscal 2005 and $36,407 in 2006.

The services comprising the fees consisted of tax preparation and tax advisory services.

All Other Fees:

The aggregate amount of fees billed in each of the last two fiscal years for products and services provided by Grant Thornton, other than services reported in Item 9(e)(1) through 9(e)(3) of Schedule 14A,was $6,895 in fiscal 2005 and $17,080 in fiscal 2006.

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

% of Grant Thornton contribution:

The percentage of hours expended on Grant Thornton’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than Grant Thornton’s full-time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, Westland caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTLAND DEVELOPMENT CO., INC.

By	/s/ Barbara Page	Date: September 20, 2006
BARBARA PAGE, President, Chief Executive Officer,
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons in behalf of Westland and in the capacities and on the dates indicated.

By	/s/ Sosimo S. Padilla	Date: September 20, 2006

SOSIMO S. PADILLA, Director and Chairman of the Board

By	/s/ Joe S. Chavez	Date: September 20, 2006

JOE S. CHAVEZ, Secretary-Treasurer and Director

By	/s/ Josie Castillo	Date: September 20, 2006

JOSIE CASTILLO, Director

By	/s/ Georgia Baca	Date: September 20, 2006

GEORGIA BACA, Director

By	/s/ Troy K. Benevidez	Date: September 20, 2006

TROY K. BENEVIDEZ, Director

By	/s/ Ray Mares, JR.	Date: September 20, 2006

RAY MARES, JR., Director

By	/s/ Charles V. Pena	Date: September 20, 2006

CHARLES V. PENA, Director

By	/s/ Randolph M. Sanchez	Date: September 20, 2006

RANDOLPH M. SANCHEZ, Director