Form 10QSB
period 2006-09-30
WESTLAND DEVELOPMENT CO INC
filed 2006-11-14
CIK 106423

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

COMMISSION FILE NUMBER: 0-28749

WESTLAND DEVELOPMENT CO., INC.
(Exact Name of Company as Specified in Its Charter)

Commission File Number: 0-7775

NEW MEXICO (State or other jurisdiction of incorporation or organization)	85-0165021 (I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of November 14, 2006:

No Par Value Common:	709,827
Class B $1.00 Par Value Common:	85,100

Transitional Small Business Format (check one) Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTLAND DEVELOPMENT CO., INC. BALANCE SHEET (unaudited) September 30, 2006

ASSETS
Cash and cash equivalents:
Unrestricted		$6,548,878
Restricted		4,192,340
		$10,741,218
Receivables:
Real estate contract		50,621
Utility expansion charges		5,603,630
Other receivables		57,664
Federal tax overpayment		193,521
Prepaid expenses and other assets		176,717

Land and improvements held for future development		18,390,972

Income producing properties, net of accumulated depreciation of $2,879,556		13,325,200

Property and equipment, net of accumulated depreciation of $703,997		320,369

		$48,859,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses and other liabilities		$514,624

Deferred income taxes		6,984,525

Notes and mortgages		14,242,918

Total liabilities		21,742,067

Stockholders' equity
Common stock - no par value; authorized, 736,668 shares; issued and outstanding, 709,827 shares	8,500

Class B common stock - $1.00 par value; authorized, 491,112 shares; issued and outstanding, 85,100 shares	85,100

Additional paid-in capital	490,661
Retained earnings	26,533,584	27,117,845

		$48,859,912

WESTLAND DEVELOPMENT CO., INC. STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended September 30,
	2006	2005

Revenues
Land	$3,054,571	$5,441,151
Rentals	347,898	344,067
	3,402,469	5,785,218
Costs and expenses
Cost of land revenues	1,338,811	1,738,008
Cost of rentals	117,943	114,266
General and administrative	1,109,885	959,149
	2,566,639	2,811,423

Income from operations	835,830	2,973,795

Other (income) expense
Interest income	(59,296)	(41,057)
Other	(540)	(279)
Interest expense	139,309	192,574
	79,473	151,238

Earnings before income taxes	756,357	2,822,557

Income tax expense	302,383	1,129,023

NET EARNINGS	$453,974	$1,693,534

Weighted average common shares outstanding	794,927	794,927

Earnings per common share, basic and diluted	$0.57	$2.13

WESTLAND DEVELOPMENT CO., INC. STATEMENTS OF CASH FLOWS (unaudited)
	For the three months ended September 30,
	2006	2005

Cash flows from operating activities
Cash received from land sales and collections on real estate contracts receivable	$3,946,552	$6,227,299
Development and closing costs paid on land sales	(3,606,676)	(2,893,647)
Cash received from rental operations	424,929	333,359
Cash paid for rental operations	(19,498)	(19,071)
Cash paid for property taxes	32,727	(42,111)
Interest received	60,410	41,057
Interest paid	(103,814)	(183,217)
Income taxes paid	(209,953)	(1,821,144)
General and administrative costs paid	(1,919,702)	(1,366,787)
Other	1,505,579	279

Net cash provided by operating activities	110,554	276,017

Cash flows from investing activities
Capital expenditures	(908)	--

Net cash used in investing activities	(908)	--

Cash flows from financing activities
Borrowing on notes and mortgages	400,000	1,920,000
Repayments of notes and mortgages	(125,871)	(417,026)
Payment of dividends		(797,177)
Purchase of common stock	(400)	(400)

Net cash provided by financing activities	273,729	705,397

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	383,375	981,414

Cash and cash equivalents at beginning of period	10,357,843	9,517,329

Cash and cash equivalents at end of period	$10,741,218	$10,498,743

Reconciliation of net earnings to net cash used in operating activities

Net earnings	$453,974	$1,693,534

Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation	112,322	111,522
Deferred income taxes	(80,000)
Change in:
Receivables	3,087,424	728,937
Land and improvements held for future development	(2,268,896)	(1,155,639)
Other assets	(42,198)	(143,069)
Accounts payable, accrued expenses and other liabilities	(1,152,072)	(267,147)
Income taxes payable	--	(692,121)

Net cash provided by (used in) operating activities	$110,554	$276,017

WESTLAND DEVELOPMENT CO., INC.
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)
September 30, 2006

1.
The balance sheet at September 30, 2006, statements of cash flows and statements of operations for the three months ended September 30, 2006 and September 30, 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements at June 30, 2006. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of operating results for the full year.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

2.
The computation of earnings per common share has been based upon the weighted average number of shares of outstanding common stock and common stock issuable without further consideration, which for the three month periods ended September 30, 2006 and September 30, 2005 were 794,927 and 794,927, respectively.

3.	Financial information for the two industry segments, land sales and rental operations, are as follows:

	Land	Rentals	General corporate	Total
Three months ended September 30, 2006:

Revenues	$3,054,571	$347,898	$--	$3,402,469
Costs and expenses	1,338,811	117,943	1,109,885	2,566,639

Income from operations	1,715,760	229,955	(1,109,885)	835,830

Interest income	--	--	(59,296)	(59,296)
Other income	--	--	(540)	(540)
Interest expense	--	139,309	--	139,309

Earnings (loss) before income taxes	$1,715,760	$90,646	$(1,050,049)	$756,357

	Land	Rentals	General corporate	Total
Three months ended September 30, 2005:

Revenues	$5,441,151	$344,067	$--	$5,785,218
Costs and expenses	1,738,008	114,266	959,149	2,811,423

Income from operations	3,703,143	229,801	(959,149)	2,973,795

Interest income	--	--	(41,057)	(41,057)
Other income	--	--	(279)	(279)
Interest expense	--	192,574	--	192,574

Earnings (loss) before income taxes	$3,512,744	$227,626	$(917,813)	$2,822,557

4.
The Company is engaged in various lawsuits either as plaintiff or defendant which have arisen in the conduct of its business which, in the opinion of management, based upon advice of counsel, would not have a material effect on the Company's financial position or operations.

The Company has entered into employment contracts with eight of its key officers and employees for periods from one to five years which are automatically renewed each year for one additional period. In the event of involuntary employee termination, these employees may receive from one to six times annual compensation. The remaining terms under the agreements range from one to six ye ars and the maximum salaries to be paid under the remaining contract periods are approximately $3,200,000.

The Company has deferred gains for tax reporting for the involuntary conversion of land by governmental authorities resulting in deferred tax liabilities. The deferral requires that the Company replace the land with the proceeds of conversion within specified time limits. As of September 30, 2006, the Company must purchase replacement property of at least $4,724,208 by June 30, 2006 (the company has requested an extension to June 30, 2007) in order to comply with the requirements of its election for income tax deferral. If replacement property is not purchased and the Company has not received approval for an extension, the Company may be required to pay income taxes on the conversions of approximately $1,890,000 for the tax year ended June 30, 2007.

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

Financial condition:

During the three months ended September 30, 2006, the Company's cash and cash equivalents increased by $383,375. During this period, operations provided $110,554 and financing activities provided $273,729. The Company borrowed $274,129, net. Except for short-term borrowing, the Company's primary source of cash is the sale of land. Although rental operations generated $424,929 in the first fiscal quarter, most of those receipts normally are used to service the mortgage debt for those properties. Other than trade payables and mortgages, the other significant debt is $5,170,000 on construction lines of credit. During the current quarter the Company capitalized $203,760 of interest expense in accordance with FAS 34 against current construction projects (predominantly the ‘Petroglyph’s’ Master Plan) compared to $28,834 during the same quarter in fiscal year 2006. This amount was greater than the corresponding period in fiscal year 2006 because the amount fluctuates based upon the level of construction activities and related indebtedness during the period. General and Administrative expenses increased by $150,736 in comparison with the first quarter of fiscal year 2006 primarily attributable to administrative activity related to the Company’s pending merger. The Company plans to continue to improve its land projects to create saleable product.

Results of operations:

During the first quarter of the current fiscal year, the Company had revenues of $3,402,469 compared to $5,785,218 during the same period in the prior fiscal year. Land revenues decreased significantly due to both a decrease in the number of developed lot sales during the first quarter of fiscal year ended 2007 and large bulk land sales. Improved lot sales decreased by approximately $792,599 to $3,054,571. The decrease was primarily attributable to temporarily lower demand within the Company’s ‘Petroglyphs’ Master Plan Community. The Company anticipates that its developed lot sales will remain strong through the remainder of the year. The Company also had a single bulk land sale of $1,938,048 to an independent developer during the same quarter of the prior year which was not duplicated in this quarter. Cost of land sales decreased by $399,197 to $1,338,811. The decrease was attributable to the corresponding decrease in sales for the quarter. Total costs and expenses during the three months ended September 30, 2006, were $2,566,639 compared to $2,811,423 during the comparable period in 2005. The decrease was due principally to the associated decrease in cost of land revenues, which was partially offset by an increase in general and administrative expense related to the Company’s pending merger.

For the past ten years, governmental entities have been buying land from Westland pursuant to condemnation. The Company is allowed to defer federal and state income tax on the gain from these sales if it reinvests the proceeds within a specified time. The result has been a deferred tax liability. Of the approximately $21,399,000 received, the Company has remaining approximately $4,724,208 of replacement lands and property to acquire by June 30, 2007. In the event the Company does not replace the property sold pursuant to condemnation, it may need to utilize a substantial portion of its liquid investments for the payment of these taxes.

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

Contingencies:

Management continues to be diligent in recognizing possible liabilities as they become known. As of September 30, 2006, management is not aware of any contingent liability that may exist.

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

The verified complaint purported to be a shareholder class and derivative action on behalf of all shareholders of Westland and Westland. The action seeks declaratory relief, injunctive relief and compensatory and punitive damages arising out of Westland’s then-proposed merger with SHNM, and the currently-proposed merger with SunCal. The individual defendants are all directors of Westland.

The complaint purported to allege ten claims for relief against certain individual director defendants including: (1) that they breached their fiduciary duty by entering into the merger agreement with SHNM; (2) that they acquired Westland common stock while in possession of inside information; (3) that they misappropriated information relating to Westland’s financial condition; (4) that they conspired with one another to perform the wrongful acts listed in the complaint; and (5) that they engaged in corporate waste by awarding some director defendants lucrative severance contracts, enhanced indemnification provisions, obtaining additional director’s and officer’s liability insurance by removing restrictions on the transferability of certain shares of Westland stock and agreeing to severance payments.

In addition, plaintiff sought an order requiring Westland to hold its annual meeting of shareholders and seeks an order in the complaint to inspect certain corporate records under the New Mexico Business Corporation Act.

Plaintiff sought declaratory, injunctive and compensatory relief including: (1) declaring that the individual defendants breached their fiduciary duties when they entered into the merger agreements with ANM and later with SHNM and that the agreements are “unlawful and unenforceable”; (2) enjoining the defendants from proceeding with the then-proposed merger with SHNM, “unless and until Westland adopts and implements a fair sale procedure or process”;  (3) imposing a constructive trust in favor of Westland’s shareholders over all oil and gas rights owned by Westland; (4) ordering defendants to create and fund a permanent cultural heritage committee to oversee the creation and operation of a museum of Atrisco history as well as publishing certain information about Atrisco history; (5) ordering the defendants to ensure the perpetual operation of the cemeteries; (6) ordering the publication of all documents associated with the then-proposed merger with SHNM in Spanish as well as English; (7) ordering defendants to hold an annual shareholder meeting; (8) awarding an unspecified amount of compensatory damages; (9) awarding an unspecified amount of punitive damages; and (10) awarding plaintiffs’ costs and reasonable attorneys’ fees.

Discovery was stayed by the court on July 17, 2006, and until the publication of the proxy statement relating to the current merger agreement.

Westland and the individual defendants moved to dismiss the original complaint. Shortly before the hearings scheduled to address the motions in September 2006, Plaintiff filed an amended complaint. The amended complaint purports to allege ten claims for relief against certain individual director defendants including: (1) that they breached their fiduciary duty by entering into the merger agreements with ANM, SHNM and SunCal; (2) that they misappropriated information relating to Westland’s financial condition; (3) that they aided and abetted one another to perform the wrongful acts listed in the complaint; and (4) that they engaged in corporate waste, abuse of control and gross mismanagement by allegedly performing the acts described in the amended complaint.

Plaintiff seeks declaratory, injunctive and compensatory relief including: (1) declaring that the individual defendants breached their fiduciary duties when they entered into the merger agreements with ANM and later with SHNM and later with SunCal, and that the agreements are “unlawful and unenforceable”; (2) enjoining the defendants from proceeding with the proposed merger with SunCal, “unless or until they comply with their fiduciary duties”; (3) enjoining the defendants from consummating the proposed merger with SunCal “until the company adopts and implements a fair sales procedure or process”; (4) awarding an unspecified amount of compensatory damages; (5) ordering certain changes to the composition of the Atrisco Heritage Trust’s Board of Trustees; (6) ordering certain changes to the composition of Atrisco Oil & Gas LLC’s Board of Directors; (7) ordering the Company to engage in specified procedures with respect to the proxy solicitation process for the proposed SunCal merger; (8) awarding an unspecified amount of punitive damages; (9) declaring Westland’s Class B shares to be illegal and/or imposing a constructive trust in favor of Westland’s shareholders over the Class B shares; and (10) awarding plaintiffs’ costs and reasonable attorneys’ fees.

By letter dated September 27, 2006, the Court directed the parties to address the impact, if any, of the amended complaint on the issues raised by the motions to dismiss filed with respect to the original complaint. The Court also asked specific questions about three legal issues relating to the motions. Supplemental briefs were filed by both sides as directed by the Court. On October 19, 2006, the Court heard oral argument on the defense motions to dismiss. By letter ruling on November 1, 2006, the Court announced it would grant the motions to dismiss all claims in the case. A formal order has been circulated among counsel and is expected to be entered by the Court not later than November 13, 2006.

    2. Lawrence Lane On Behalf of Himself and All Others Similarly Situated and Derivatively on Behalf of Westland Development, Inc., Plaintiff(s), vs. Barbara Page, Sosimo S. Padilla, Jose S. Chavez, Josie Castillo, Charles V. Pena, Georgia Baca, Troy K. Benavidez, Ray Mares, Jr., Randolph M. Sanchez and Doe Defendants 1-100, Defendants, and Westland Development Company, Inc., Nominal Defendant. State of New Mexico, County of Bernalillo, Second Judicial District, CV 2006 02055. This action was filed on March 13, 2006.

The verified complaint is identical in all material respects to the complaint in the Rael action discussed above.

The case is stayed by agreement of the parties. With the dismissal of the Rael case, it is not clear whether the plaintiff will activate this case. At this time, the ultimate outcome of this case cannot be predicted.

    3. Yolanda Apodaca, On Behalf of Herself and All Others Similarly Situated Plaintiff(s), vs. Barbara Page, Sosimo S. Padilla, Jose S. Chavez, Josie Castillo, Charles V. Pena, Georgia Baca, Troy K. Benavidez, Ray Mares, Jr., Randolph M. Sanchez and Doe Defendants 1-100, Defendants. State of New Mexico, County of Bernalillo, Second Judicial District, CV 2006 02055. This action was filed March 16, 2006.

This action purports to be a shareholder class action. The verified complaint alleges the same ten claims for relief as the Rael and Lane complaints described above and seeks the same relief. However, it does not purport to be a derivative action.

The case is stayed by agreement of the parties. With the dismissal of the Rael case, it is not clear whether the plaintiff will activate this case. At this time, the ultimate outcome of this case cannot be predicted.

Westland and the other defendants deny the allegations in, and intend to vigorously defend against, the complaints disclosed above.

    4. Henry Gabaldon, Jr. and Lillian Lund as Co-Conservators for Henry Gabaldon, Sr., Plaintiffs, vs. Richard L. Gonzales and Westland Development Co., Inc., Defendants. State of New Mexico, County of Bernalillo, Second Judicial District, CV 2006 02827. This action was filed on April 11, 2006.

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

    5. Tracie Jernigan vs. Richard L. Gonzales, Westland Development Co., Inc. and Does 1-100. State of New Mexico County of Bernalillo, Second Judicial District, CV 2006 05297. This action was filed on July 7, 2006.

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

6. Lawrence Lane, on behalf of himself and all others similarly situated vs. Barbara Page, Sosimo S. Padilla, Joe S. Chavez, Josie Castillo, Charles V. Pena, Georgia Baca, Troy K. Benavidez, Ray Mares, Jr., Randolph M. Sanchez, Westland Development Company, Inc. and SunCal Companies Group. United States District Court for the District Court of New Mexico, CIV 2006-01071 JB/ACT. This action was filed on November 3, 2006.

The complaint purports to be a shareholder class action on behalf of all holders of Westland common stock. The action seeks declaratory relief, injunctive relief and compensatory damages arising out of Westland’s proposed merger with SunCal. The individual defendants are all directors of Westland.

The complaint purports to allege two claims for relief including: (1) violations of Section 14(a) of the 1934 Securities Exchange Act and Rule 14a-9 promulgated thereunder; and (2) violation of Section 20(a) of the 1934 Securities Exchange Act (this claim is not asserted against Westland).

Plaintiff seeks declaratory, injunctive and compensatory relief including: (1) requiring “corrective” SEC filings by Westland; (2) declaring the proxy and other communications issued by Westland to be invalid; (3) enjoining the vote on the SunCal merger; and (4) awarding compensatory and other damages; and (5) awarding costs and attorneys’ fees.

On November 3, 2006, the day the suit was filed, plaintiff applied to the Court for an immediate temporary restraining order to enjoin the shareholders’ vote on the proposed SunCal merger. The Court conducted a hearing and denied the request for the restraining order, and denied the request for an order to show cause why a preliminary injunction should not issue.

Westland denies the allegations in, and intends to vigorously defend against, the complaint in this case.

7. Ricardo Chaves, Linda Chaves, Frank A. Chavez, Carol Chapman, and Joann Lyons, individually and on behalf of all others similarly situated, individually and derivatively on behalf of Westland Development Corp. vs. Westland Development Company, Inc., Barbara Page, Sosimo S. Castillo, Charles V. Pena, George Baca, Troy K. Benevidez and Ray Mares, Jr., Randolph M Sanchez, Leroy J. Chavez, Brent Laskey, Fred Ambrogi and Linda Blair. State of New Mexico, County of Bernalillo, Second Judicial District, CV 2006 09140. This action was filed on November 3, 2006.

The verified complaint purports to be a shareholder class and derivative action on behalf of all Class A shareholders of Westland and Westland. The action seeks a constructive trust, compensatory and punitive damages arising out of Westland’s proposed merger with SunCal. The individual defendants are officers and/or directors of Westland (Mr. Benavidez, Mr. Padilla and Mr. Lesley appear to have been named erroneously as “Benevidez”, “Castillo” and “Laskey”).

The complaint purports to allege three claims for relief against the defendants including: (1) that they breached their fiduciary duty by entering into the merger agreement with SunCal; (2) that they conspired with one another to cause damages to the plaintiffs; and (3) that they have been unjustly enriched by their actions in connection with the proposed SunCal merger.

The complaint seeks damages including: (1) a constructive trust and equitable lien on assets rightfully belonging to the plaintiff class; (2) disgorgement of gains from allegedly wrongful activities; (3) compensatory and punitive damages; and (4) costs and attorneys’ fees.

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

The following reports on Form 8-K were filed during the quarter:

A.	On July 5, 2006, the registrant filed a report on Form 8-K announcing that it had received a Superior Proposal from SCC Acquisition Corporation.

B.	On July 20, 2006, the registrant filed a report announcing that it had entered into an Agreement and Plan of Merger with SCC Acquisition Corporation.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTLAND DEVELOPMENT CO., INC.

Date: November 14, 2006	By:	/s/ Barbara Page
Barbara Page, President, Chief Executive Officer and Chief Accounting Officer